Form 10-K
period 1999-06-30
EURO TRADE FORFAITING INC
filed 1999-10-15
CIK 1075249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1999

    [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-26031

                          EURO TRADE & FORFAITING, INC.
             (Exact name of registrant as specified in its charter)

            UTAH                                          87-0571580
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

4835 NORTH O'CONNOR, SUITE 134-346 IRVING, TEXAS            75062
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone no.:  (817) 267-1866

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $23,470,782 as of October 14, 1999

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 16,945,224 shares of Common Stock outstanding as of October 14, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                          EURO TRADE & FORFAITING, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1.   Business........................................................    3

Item 2.   Properties......................................................   21

Item 3.   Legal Proceedings...............................................   22

Item 4.   Submission of Matters to a Vote of Security
           Holders........................................................   22

Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters....................................   22

Item 6.   Selected Financial Data.........................................   23

Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operation...................   24

Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risk....................................................   29

Item 8.   Financial Statements and Supplementary Data.....................   32


Item 9.   Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure.........................   48

Item 10.  Directors and Executive Officers of the
           Registrant.....................................................   48

Item 11.  Executive Compensation..........................................   49

Item 12.  Security Ownership of Certain Beneficial
           Owners and Management..........................................   50

Item 13.  Certain Relationships and Related Transactions..................   51

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................................   51

Signatures................................................................  S-1

                                     PART II

ITEM 1.  Business

History of Business

         Euro Trade & Forfaiting, Inc. (the "Company") was incorporated as Rotunda Oil and Mining, Inc. on November 19, 1980 under the laws of the State of Utah. The Company was originally formed to engage in the oil and gas, uranium and hard rock mining business for profit. Within approximately two years, the Company abandoned its pursuit of mining interest and remained inactive for several years. In approximately 1996, the Company became engaged in the development of the "Gas Hands" product. Gas Hands is a moist towelette to be sold at gasoline service stations and convenience stores and is used to remove and clean gasoline odors and residue from the customers' hands as they refuel. The Company entered into a license agreement with the inventor of Gas Hands and in September 1997, sold an exclusive distributorship for the product in the Nevada and Arizona markets. However, in 1998 management became concerned about the potential market for the product and, when the opportunity to acquire Euro Trade & Forfaiting Company Limited presented itself to the Company, the project was abandoned. Management believed that with the new direction of the Company, it would not be good business sense to continue with production of the Gas Hands product. Accordingly, all rights to the Gas Hands product were assigned by the Company to the inventor of the product.

         In 1998, a representative of Euro Trade & Forfaiting Company Limited, a privately held limited company based in, London, England ("Euro Trade Limited") approached a principal shareholder of the Company about the possibility of the Company acquiring Euro Trade Limited. When the proposal was made to the Company's Board of Directors, the Board determined that the business prospects of Euro Trade Limited presented a greater potential opportunity that the Company's attempts to commercialize the Gas Hands product. Subsequently, on November 20, 1998 the Company entered into an Acquisition Agreement and Plan of Reorganization (the "Agreement") with Euro Trade Limited.

     Pursuant to the Agreement, the Company acquired 100% of the capital stock of Euro Trade Limited for 11,000,000 shares of Company's authorized but previously unissued common stock. As a result of the acquisition, the Company acquired all rights, title and interest to the assets and property owned by Euro Trade Limited. The acquisition was accounted for as a recapitalization of Euro Trade Limited and all of Euro Trade Limited's common shares were converted into shares of the Company. Euro Trade Limited became a wholly owned subsidiary of the Company and the Company also changed its name to Euro Trade & Forfaiting, Inc. All of the Company's directors submitted their resignations and were replaced by new directors that were previously associated with the management and operations of Euro Trade Limited. References to the Company made hereafter will include the operations of Euro Trade Limited.

         Euro Trade Limited was organized in the United Kingdom on February 25, 1997, for the purpose of servicing trade financing activities in the business world. Euro Trade Limited's core business is based on non-recourse financing of trade receivables. Euro Trade generates revenues by arranging and taking into its portfolio non-recourse trade finance transactions and selling them into the secondary market. These receivables are known as "forfaiting assets."

         Euro Trade Limited was originally founded primarily to service the $1.5 billion trade finance requirements of its founding shareholders. In February 1997 Multikarsa Investama ("Multikarsa") established Euro Trade Limited with a capitalization of $25 million dollars. Multikarsa is a holding company with interests in many international companies. Euro Trade Limited's founders intended that business not only would support the import-export requirements of companies wherein Multikarsa had a financial interest, but also develop a separate trade finance activity. When the problems of the Asian emerging market economies developed in the third and fourth quarters of 1997, Euro Trade Limited shifted its focus to trade finance activity, drawing increasingly on the contacts and trade finance experience of its management team.

         Upon the closing of the Agreement and the exchange of 100% of the shares of Euro Trade Limited for the Company's common stock, Multikarsa assigned all rights to its shares to two separate investment companies, Collingwood Investments Limited, a Bahamas company, and North Cascade Limited, a British Virgin Island company. Thereafter, Multikarsa, as an entity, had no direct ownership or management control in the Company.

Description of Business

         The Company's primary business is trade finance. The Company employs banking professionals with experience across a broad range of disciplines. These professionals structure customized trade finance solutions for the Company's clients, both importers and exporters. The Company is actively engaged in the business of forfaiting trade receivables (see below), arranging debt for equity swaps and debt for commodity swaps. The Company has three traders and one executive officer. The Three traders are John Vowell, who is also the Company's President and C.E.O., Ray Brown, and David Ringer.

         Mr. Vowell worked for four years as a senior member of the Trade Finance Department at Standard Bank London Limited. Previously, he worked at Sumitomo Bank in London, and Midland Bank London. Mr. Vowell has fifteen years experience in trade finance and banking and is responsible for day-to-day management of the Company's trading strategy, portfolio management and developing of marketing strategy.

         Mr. Brown is Head of Trading for the Company and has over fifteen years of trading experience in the forfaiting market. He previously worked at RaboBank London for two years, Landesbank Baden-Wuertternburg for six years, and at Midland Bank for nine years. Mr. Brown oversees the Company's day-to-day trading operations.

         Mr. Ringer, a forfaiting trader for the Company, has six years of trading experience in the forfaiting market. He previously worked at Standard Bank for two years and Hungarian International Bank and its successor, Hungarian International Finance, for four years.

         Ms. Lewis is the Company's Structured Trade Finance Specialist, dealing with marketing and operations of Structured Trade Finance transactions. She also supports the Company's forfaiting marketing operation and is responsible for banking relationships in the United States, Republic of Ireland and France. Prior to joining the Company, Ms. Lewis worked at Standard Bank London for two years.

         Although the Company's central businesses are in structured and non-recourse trade financing of trade receivables, it has also begun refinancing distressed trade debt held by international banks and financial institutions. The Company has arranged and closed transactions exceeding $200 million since it commenced dealing in trade receivables in 1997.

         As a percentage of its total income for fiscal 1998, the Company derived approximately 27% from the sale of forfaiting assets, 37% from interest, 5% from structured trade, 26% from fees and charges, and 5% from other business including distressed debt refinancing. For fiscal 1999, the Company derived approximately 63% of its total income from the sale of forfaiting assets, 29% from interest, 1% from structured trade and 7% from fees and charges.

         The following table sets forth the breakdown of income for fiscal 1999:

     Income Source                   Amount          Percentage
     -------------                   ------          ----------
                                 (In Thousands)
Sale of Forfaiting Assets            $ 4,907             63%
Interest Income                      $ 2,218             29%
Fees and Charges                     $   514              7%
Structured Trades                    $   105              1%
                                     -------            ----
         Total                       $ 7,744            100%

         As the Company's business matures, it is expected that the majority of the Company's future income will be derived from the sale of forfaiting assets and fees received on the sales.

         The Board of Directors sets dollar limits on the amount of exposure the Company may have with any one bank or country at any one time. These limits are under constant review by management. Presently, there is an overall aggregate limit on the amount of the trading portfolio of $50,000,000, established by the Board as a prudent bench mark in relation to the Company's share capital which equates to a gearing (leverage) ratio of two to one, debt to equity.

         Management believes that the Company was not affected as severely as many of its competitors by the deterioration in world economic conditions during 1997 and 1998. This was due to the Company's perceived lower exposure to Central and Eastern Europe than its competitors, both in absolute amounts and proportionately. Further, three of the Company's largest competitors in the forfaiting market in 1997 and 1998, experienced substantially greater losses than the Company in 1998. In all three instances, the losses are believed to have occurred in the financing of working capital, as opposed to trade finance transactions, mainly in Russia and Eastern Europe. In contrast, over 85% of the Company's transactions for this period were for the finance of Far East trade paper, all of which has been paid in full. However, the economic events did cause management to lower market valuations of some of some of the assets it held, and made loss provisions of $5.7 million in 1998.

         During 1997 and 1998, the Company engaged in trade financing and had exposure primarily in the Far East , particularly in the Country of Indonesia. Approximately 85% of the Company's transactions during this period were for the finance of Far East trade paper, all of which has been paid in full. Because the Company's lower exposure to Central and Eastern Europe during the economic problems in 1997 and 1998, the Company was not affected as severely as many of its competitors.

         All of the Company's foreign currency exposure risk in relation to its assets is hedged. This is accomplished primarily by financing non dollar denominated assets with borrowings in the same currency as the asset typically being financed. The risk, which the Company takes, is that the Obligor either becomes insolvent or it is unable to find the hard currency to meet its obligations when due. The Company strives to minimize this risk by dealing only with "bank obligors." A typical transaction would involve the Company purchasing from an exporter, without recourse, an obligation of an importer and guaranteed by its bank to pay a specific amount on a specific date through a specific bank.



         Services provided by the Company are detailed below.

         Forfaiting

         The Company's primary business is forfaiting. Forfaiting involves the refinancing of trade receivables on a discount basis without recourse to the previous holder. This financial service is available in all major currencies for export contracts in excess of $250,000. Depending on transaction parameters, such as country and bank risk, the financing periods range between a few months and several years.

         The Company's primary market forfaiter is responsible for all normal due diligence including documentary checks, and for ensuring that the transaction is a bona fide and negotiable transaction. Forfaiting requires the participants to act as principals and not brokers. This is necessary because of the documentary complexity of each transaction and the impossibility of matching buyers in the secondary market and sellers in the primary market in a time efficient fashion.

         The forfaiting market relates more to the individuals involved than to the corporate or banking entities for whom they work. The Company estimates that

300 organizations, mainly international banks with departments of between five and twenty people, participate in this aspect of trade finance. Bills of exchange or promissory notes, referred to as assets, are placed in the secondary market with over 1,000 banks and similar financial institutions participating worldwide.

         Forfaiting is based on non-recourse financing of trade receivables. Non-recourse, in this instance, means that each purchaser of the assets in turn relies on the ultimate obligor and gives up the right normally associated with trade finance of having recourse to the previous holder. Its principal characteristics are as follows:

* Transactions are normally comprised of bills of exchange drawn and accepted under a letter of credit or promissory notes issued by an importer. Bills of exchange are negotiable instruments drawn on the importer/obligor by the exporter and returned to the exporter as the payment mechanism for the underlying obligation of the importer. The usual size of transaction ranges from $l,000,000 to $5,000,000.

* Bills of exchange or promissory notes are normally "avaled" by the importer's bank. An aval is a guarantee, usually a bank guarantee that is separate from the underlying trade contract. In a typical transaction, the bank avals, or makes an unconditional guarantee of repayment, if the debtor fails to repay. An aval is the preferred form of guarantee as it is self-evident, irrevocable and unconditional so long as the buyer's country law does not impose specific restrictions. Bills of exchange are usually issued in hard currencies such as U.S. Dollars, Deutsch Marks and other recognized currencies.

* A series of notes are issued in relation to each export transaction. These notes typically mature at six monthly intervals over periods from six months to five years. Due to increasingly difficult market conditions, the Company trades in shorter term trade letters of credit, generally six to twelve months.

* Bills of exchange or promissory notes are priced relative to the average life London Interbank Offering Rate (LIBOR), plus a margin to reflect the credit risk and are discounted through maturity. This is an imperfect market however, and two-way prices are not quoted.

         Generally, the Company acts as a principal and purchases trade receivables, which are payment obligations evidenced by a Bill of Exchange, a Promissory Note, or an Acceptance Payment Obligation derived from a Letter of Credit. These instruments typically short-term and either a direct obligation of a bank or covered by an effective bank guarantee in the importer's country. Risks associated with the different instruments are typically not unique. The three main areas of risk generally associated with forfaiting are (i) counterparty risk, (ii) Documentary risk, and (iii) payment risk. Counterparty risks involve the assessment of the professional competence and financial stability of those organizations from whom the Company is purchasing and to whom it is selling. Documentary risks are those normally associated in dealing with trade finance and include checks to avoid fraudulent transactions. Payment risk involves an assessment of the ability of the obligor to pay the amounts due when they are due.

         The Company's forfaiting transactions are financed through a mixture of capital, which is approximately $25,000,000 at June 30, 1999, and borrowings from banks which are asset backed (secured) facilities totaling approximately $25,000,000 at June 30, 1999. The level of gearing (leverage) that the Company undertakes is limited by the Board of Directors to two to one, borrowings to capital, at the present time. However, the level of leverage within this limit will depend on market conditions and the desire of the Company to expand or constrict the size of its trading portfolio.

         Income from forfaiting comes from fees relating to the negotiation of the transaction and capital gains on the sale of the assets. Capital gains are the result of an improvement in the perceived credit risk or because of a downward movement in interest rates during the period the assets are held in the portfolio. The Company also earns a yield over and above the carrying costs of the assets to maturity. The Company, through its team of professional bankers, believes that it has established good relationships with banks and corporations in Europe and the Far East.

         Structured Trade and Commodity Finance

         The Company's other core business is the pre-export and specialized financing of commodities to well established small and medium size trading companies. The Company may arrange financing for trade from and to countries where traditional trade financing arrangements are not available.

         The Company works with traders and manufacturers world-wide to provide 'pre' and 'post' shipment financing in emerging markets. Pre-shipment financing, short-term funding to finance the inventory and production costs includes tolling facilities, pre production finance, ex-works, on rail, in-warehouse and on-board financing. The Company also participates in structured trade and commodity transactions with banks and financial institutions.

         Trade finance is an area of economic activity that has enjoyed consistent growth over the last 50 years. However, the Company's management knows of no statistics on this part of the trade finance market reflecting either the volume of transaction or the market share of individual participants. In the 1960's and 1970's the source of bills of exchange or promissory notes in this market was from capital goods' exporters in Europe. These assets entered the secondary market either through the exporter's bank, or in some countries, through brokers. In recent years the market has developed to source paper from the developing markets and to deal with other forms of financial transactions not necessarily trade related. Trade finance is unregulated in the United Kingdom, and is less subject to rescheduling when a creditor country has external payment problems. Furthermore, trade related assets are usually priced at a premium, compared to other financial assets with a similar risk profile. A premium is realized because the forfaiting market was originally developed to finance only the transfer of capital goods and equipment. However, the documentation, pricing technique and usance (term) has been extended to cover, among other things, the financing of working capital and pre-export finance. Historically, trade related transactions are treated more favorably than other working capital, non-trade obligations when a country is forced to renegotiate its external debt. Also, documentation needed to support a trade transaction, including proof of deliver, make such transactions less subject to fraud.

         Distressed Debt Refinancing

         The Company is developing a program of debt "swaps" involving distressed debt refinancing. As part of its normal day-to-day forfaiting trading activities, the Company identifies distressed debt obligations of bank and other corporate entities in emerging markets. These obligations are purchased by the Company and then offered to organizations seeking to purchase at a discount the equities in the same emerging market banks. Such purchasers then seek to negotiate with the banks and corporate entities concerned to retire the distressed debt in exchange for equity or some other form of more valued security. The Company's profit is made between the purchase of the bank or corporate debt in the open market and the sale to buyers. The primary risks associated with debt swaps is the potential diminution in value between the time that the Company agrees to purchase an asset and the time that it arranges to sell it. In order to avoid a loss of value, the Company arranges most transactions on a simultaneous basis, where a buyer and seller are identified and funds are exchanged on the same value date.

         The Company has launched a program to arrange the purchase of prime bank obligations at prices significantly higher than their present market value. The primary purpose of these purchases is for swapping into equities or commodities that the Company has purchased at a deep discount to the market. The difference between the purchase price for the prime bank obligations, although greater than the normal market value, and the sale or swap price at current market value of the basket of equities or commodities which the Company obtained at lower prices, generates the profit margin for the Company.

Market Background

         Management believes that it is generally known that since the autumn of 1997, the global economy has experienced tremendous turmoil. This has especially effected the emerging markets. Many analysts forecast that, in the coming year there will be a slowdown in economic growth for both the developed and the developing markets. This can already be seen in the reduction in capital goods' exports from the stronger economies to the emerging markets. Also, many emerging market exporters have been impacted and are experiencing a sharp fall in their export prices. The major world financial markets reflect these events and international financial institutions, such as the International Monetary Fund ("IMF") and the World Bank, have only a limited ability to deal with the problems created in the current economic climate. Adding to the uncertainty is the introduction of a major New World currency, the Euro. The Company's concern with the Euro is the new currency's parity with other major international currencies and how stable those parities will be. This is particularly important when financing trade because parity effects both the competitiveness of exporters competing in different currencies and the cost of funds to importers.

Market Outlook

         The Company's management believes that there is an increasing need for banking institutions to support the stability of developed and developing economies and help maintain their most important trade relationships. As the distressed emerging economies seek to trade their way out of recession, management feels that the economies will put particular emphasis on building and maintaining solid trade finance facilities. Further, management believes that there has been a reduced interest in emerging market financial paper in banking and equity investment institutions which is expected to remain at a reduced level for at least the next year.

         Management believes the likelihood of reduced interest rates in several of the major currencies will increase, as the fear of inflation becomes less of a concern than the stability of the financial markets. Accordingly, investment in emerging markets will continue to be revalued at lower levels and should therefore give rise to higher yields. Management also believes that many banks in emerging markets are likely to sell their international assets to increase their liquidity as they face the need to make higher provisions on their domestic loan portfolios. Under this scenario, primary commodity exporters in particular will need to manage their liquidity more stringently.

          Because of these perceived economic conditions, management believes that in countries such as Japan and Korea, capital goods' exporters and their banks may seek to liquidate some of their trade receivables in order to provide working capital for their ongoing businesses.

Employees

         As of the date hereof, the Company employed eight full-time individuals, consisting of one executive officer, three market traders and four office staff personnel. In addition to its full-time employees, the Company may use the services of consultants on a contract basis as necessary. Management considers the relations between the Company and its employees to be good.

Competition

         To the best knowledge of the Company, the only other publicly held company in this market is London Forfaiting Company PLC. This company has a capital base of over $264 million, a staff of 200 and turnover in 1998 of about $2.8 billion. This company is the only public source of financial information in this industry and is arguably the biggest participant. Other major competitors in this market include Standard Bank London Ltd., Westdeutsche Landesbank (formerly West Merchant Bank), HSBC and Deutsche Bank. Also, many banks and investment institutions, both in the United States and elsewhere, are becoming involved in forfaiting and pose competition to the Company.

Proposed Developments

         The Company has existing contacts in the primary market and distribution to the secondary market for both of its core businesses, structured trade and commodity finance and non-recourse finance. The Company intends to apply its skills in trade finance selectively to both expand these core businesses and develop new niche businesses that have been identified as natural extensions of the core business.

         Management believes that the Company is capable of expanding its forfaiting and structured trade participation businesses to over $200 million by the year 2000. Management anticipates that expansion can be accomplished by increasing the Company's marketing and trading activities. This expansion, which will lead to an increase in the size of the Company's trading portfolio, will be financed through the extension of borrowing facilities on predominantly asset backed borrowing facilities available from banks.

         The Company intends to market to European exporters the ability to finance exports to Indonesia. Additionally, the Company intends to develop the ability to exchange trade debt purchased at a discount for other assets, initially in Indonesia where the Company has experience and a market base. If successful, the Company will consider expanding to other markets.

         Management believes that these developments would:

* Take advantage of the present world economic situation and the existing perceived weakness of the competition, to develop the primary market penetration of the core businesses. This would give the Company the opportunity to earn higher fees and capital gains by dealing direct with capital goods' and commodity exporters in countries where the local banking system may be too illiquid to provide more traditional methods of financing. Initially the Company would market direct from London to the European market and establish regional offices to identify and develop relationships with exporters in Asia and the Americas. These regional offices would also establish relationships with a limited number of local banks and brokers with good local corporate contacts. As a first step, the Company is presently negotiating a joint venture in the Far East. As of the date hereof, no definitive agreements have been entered into.

* Develop the structured trade and commodity finance operation concentrating on both high value products and markets where traditional finance methods are not available. Management will focus on established smaller and medium sized trading companies and undertake only the most secure transactions. Transactions, such as pre-export finance and countertrade can lead to high margin banking returns and fee income. However these transactions are often complex and require flexible and innovative financing arrangements.

* Enable the Company to purchase trade receivable assets at favorable prices from distressed banks in certain developing countries and liquidate these investments, either through arranging structured trade finance deals or undertaking debt/equity swap business. This is similar to re-scheduled debt developed in Latin America and Poland during the mid 1980's. This business may concentrate initially on countries such as Indonesia where the Company has strong existing relationships. Although many of these activities are primarily fee generating, profits will also be made from participating in the underlying transactions. The Company has been advised that its core businesses do not require supervision from the Financial Services
         Authority. It is possible that some of the proposed development activities may require clearance from or supervision by the United Kingdom regulatory authorities. However, the Company's legal counsel believes that it is unlikely that activities based on trade finance will be subject to any form of financial regulation.

Operations and Finance

         Management believes that it is important to maintain a system of internal controls to manage and communicate with the Company's traders. An experienced trader in the Company can complete an average of about two transactions per week. Speed of reaction to change and new business inquiry is a key ingredient to success in this market, which requires short reporting lines and a pro-active credit research function.

         The Company's trading team use its skills and experience to source, price and structure transactions and to develop secondary market buyers. All traders actively assess risks on a day-to-day basis. This is accomplished by meeting with exporters and their banks in the primary market and telephoning banks in the secondary market in Europe, Asia and the United States. This enables the traders to determine the current pricing structure for the risks which they are actively seeking to either purchase or sell. Secondary market transactions relate to exports which have already been financed by a bank, but where that bank needs to sell the transaction either to make room within its credit for new transactions or to realize a profit. The Company purchases such transactions in the belief that the price does not correctly recognize the opportunity to make a further profit before maturity, or because the yield to maturity is attractive in relation to credit risk and funding costs. This ability to place an asset in the secondary market plays an important part in reducing many of the risks associated with carrying the assets in the portfolio, including asset concentration and interest rates.

         Presently the Company has one trading team consisting of three traders/marketers. This team is actively involved in marketing, originating and trading forfaiting and structured trade transactions. The members of the team are experienced ex-banking professionals enabling them to market and process a variety of transactions. (See Item 1 "Business - Description of Business" above.)

         The potential profitability of the Company's transactions are influenced by the credit research function. In addition to reviewing "counterparty" (a buyer or seller of assets or obligations with another party) and individual credit risks, credit research maintains a constant review of emerging market risks. Researchers must be able to identify improving and/or deteriorating economic situations to ensure that purchases and sales of assets are made in a timely fashion. Also, in order to minimize interest rate risk, researchers provide advice on the interest rate outlook for the world's major currencies.

         The Company's research function is presently made up of one full time advisor. However, as business warrants, the Company intends to add at least one additional researcher as part of the planned expansion over the next year. Each individual new transaction considered for purchase is the subject of a full updated written review of the country and bank risk involved. Research into bank and country risks are initiated by inquiries made to the trading team for purchases, which average approximately four inquiries per week. Research is also done on a continuing review basis of risks related to transactions held in the trading portfolio. Research involves desk-based activity reviewing economic and financial data related to country risk and bank risk, respectively. As part of the appraisal process, a prospective investment is scrutinized for potential saleability into the forfaiting market. Research is augmented by conversations with economists, diplomats, journalists and other professionals with experience or knowledge related to the risks being reviewed. In certain instances where country exposure is under review, visits will be made to the country under review to better assess the underlying political and economic situation. The Board then assesses the data made available from these review for day-to-day decisions on what assets to buy and sell.

         Trading limits, internal controls and accounting principals that have been adopted by the Company are similar to those applicable to a small merchant bank. Valuation of assets in the Company's portfolio, which assets are typically unquoted and trade only in a limited market, necessarily depends on input from the Company's directors. Management must also keep current internal financial information concerning the Company's business including normal budgeting procedure and production of daily and monthly management accounting data.

         The size of the Company's portfolio varies considerably from month-to-month depending on both deal flow and the Company's views on the interest rate and macro economic outlooks. Management believes, base on past experience, that in the primary market, the holding period for assets is often two to three months before an asset can be safely and profitably sold. This reality determines the minimum level of the Company's portfolio. Size of the portfolio is also constrained by the need to act within prudent leverage limits. During the fiscal year ended June 30, 1999, the Company's portfolio size, after provision for impaired forfaiting assets, ranged from a high of $16 million to a low of $11.8 million.

Risk Management

         General

         Trade finance is one of the oldest banking finance activities. Risks associated with the Company's business are those most usually associated with and undertaken within a bank. A discussion of the various risks is set forth below under the subheading "Risk Categories." Therefore, control mechanisms for monitoring and limiting these risks are based on controls that would be expected of a small merchant banking operation. However it must be emphasized that due to the trading nature of the Company's business, it must rely on its speed of reaction to customer inquiry and changes in market conditions to achieve profitability. These prerequisites require a flexible management structure with short reporting lines.

         Because the Company is not a deposit taking institution and trades only with professional counterparties, the Financial Services Authority's ("FSA") banking supervision department does not monitor its business. In the event the Company begins dealing in financial instruments such as bonds and equities, management believes that the Company's business would become under the supervision of the FSA.

         Risk Categories

* Transactional. Non-recourse trade finance purchases are frequently made "subject to receipt of satisfactory documentation" and sometimes pay under reserve before the documentation is finally approved. If a decision is made to commit to purchase a deal, this commitment is commonly communicated to the seller before the purchaser has had the opportunity to review in detail the underlying documentation. A buyer may specify certain detailed aspects of the documentation, which it expects the seller to be able to satisfy. Thus, a buyer is protected in the event that the detailed documentation supporting the transaction is materially incomplete in the sense that it invalidates the obligation of the importer or its bank to pay. This requires the Company to have good technical skills, financial reliability and probity of its counterparties.

         It is also common practice to commit to purchase a transaction from an exporter at a pre-determined rate of interest and to hold the commitment open for a period to allow the exporter to negotiate its contract with the importer. These commitments are fee earning and require the Company to take an informed view of the interest rate outlook in the particular currency concerned. The primary forfaiter also has the duty to know his customer and ensure that the underlying transaction is bona fide. In the event of fraud, the "non-recourse" element of the transaction is nullified and each party may proceed against the person from whom they purchased the commitment.

         Traders with whom the Company transacts business on a daily basis are all known personally by the Company. The Company routinely investigates the financial strength of the counterparty from whom it is buying a deal. Also, if the transaction is a primary market deal involving an exporter with whom the Company has not previously conducted business, the Company will make a full credit assessment of the exporter as well as check on its previous experience and performance as an exporter. In the case of a secondary market transaction, the Company will most likely only be dealing with a bank or financial institution with whom it has dealt with before. If the transaction comes through an intermediary, the Company will make a complete check of the exporter and the intermediary.

         The Company's credit committee also makes a full assessment of the counterparty, country, hard currency availability and bank credit risks. A commitment to purchase the deal is made only when all these aspects have been approved by the credit committee. As part of its documentary checks, the Company must be assured that both the importer and its bank are permitted to arrange and pay for the import and that the decision to import has been properly authorized, both by the necessary authorities and by the importer's management. During fiscal year 1999, the trading and research staff formally visited over forty corporate and bank counterparties from whom primary business was offered. Additional counterparties were telephoned by the Company approximately twice per month. The creditworthiness of all counterparties with whom the Company conducts business actively is reviewed at least annually. Company personnel will visit all corporate customers from whom primary business is purchased before the transaction is committed to.

         Each transaction has different documentation covering such matters as the importer's legal right to import the equipment and to finance the deal. The primary forfaiter will need to check the importer's bank's ability to guarantee the transaction and the confirmation that the financial obligation of the importer and his bank are abstract from the performance of the underlying contract for delivery of goods.

* Portfolio Management. The Company's portfolio of trading assets is made up of bills of exchange, promissory notes and other negotiable trade finance instruments denominated in "hard" currencies. Since the inception of the Company, in excess of 90% of the Company's deals have been purchased on the basis of discounting through to maturity for periods of six months to five years. Prudent management demands that currency and interest rate risks are minimized. The Company assesses these credit risks on a daily basis to ensure that it buys into improving risk categories and sells assets in potentially deteriorating categories early to avoid potential illiquidity. The Company continually investigates bank and country risks by reviewing economic and financial data related to each risk and by communicating with other experienced professionals outside the Company. Results are assessed by the Board as the basis for day-to-day decisions on what assets to buy and sell. In addition to the day-to-day maintenance of the trading assets portfolio, it is necessary to maintain adequate liquidity to purchase new transactions as they arise. Although the Company's capital base provides underlying funding for the portfolio, it is important to maintain adequate funding facilities to permit prudent planning for such an operation. Management believes that this is approximately three times its capital and reserves. Presently, the Company has "asset-backed" (secured) facilities of $25 million from its banks. This represents just below one times the capital and reserves of the Company at June 30, 1999. In difficult market conditions, it may be necessary to seek secured credit lines or to maintain a higher level of short-term liquidity. At June 30, 1999, the Company's net trading portfolio was approximately $16.0 million.

* Contingent Liabilities. It is common market practice from time-to-time to issue confirmations of letters of credit and to enter into "repurchase arrangement" facilities with other market participants to borrow or lend transactions. These reciprocity arrangements make it possible for the parties to spread and share the risk. Such arrangements are only entered into with known and reliable counterparties. Counterparties are assessed on their performance in transactions with the Company over time. In the primary market, counterparties will be exporters or their banks. In the secondary market, over 90% of the

Company's counterparties are banks or subsidiaries of banks and the balance are financial companies, typically having larger capital than the Company's. If a transaction is undertaken with a previously unknown counterparty, the Company will make a corporate credit assessment involving a review of historical accounting information and an analysis of future earnings potential. The Company will also seek other references from other parties with whom the proposed counterparty had conducted similar business. The Company has approximately 440 conterparties with whom it is actively in contact about trading in the forfaiting market. The Company estimates that over 80% of these counterparties are banks or financial institutions regulated in their country of domicile.

         As of the date hereof, the Company has not entered into any arrangement involving either confirmation of letters of credit or "repurchase arrangement" facilities. Accordingly, the Company has not established any dollar limitations for these types of transactions. The Company has, however, engaged in certain structured trade and commodity finance activities. These transactions allow the Company to earn fees for its involvement in transactions without having to directly finance assets on its balance sheet.

* Structured Trade Finance. This activity is primarily fee based and therefore less reliant on using the Company's balance sheet. Many of the transactions are secured by cash deposits, liens over the assets being financed, or a third party letter of credit. However, the business does involve the Company in several contingent liabilities. One primary risk is assessing the ability of the Company's counterparty to undertake its contractual obligations under the underlying trade contract to deliver product or goods, which are often from under developed countries. This assessment is often based on third party references and, if necessary, physically visiting the operation concerned. Other risks include the credit assessment consisting of a credit review of the Company's counterparty's trading partner, and an assessment of the underlying trade contract documentation. All of the Company's structured trade and commodity finance transactions are secured. The Company presently does not have any pre-set limits as to the optimum size of its structured trade portfolio. The optimum size typically depends on the acceptability of the Company's counter party to those banks which are managing the facilities on behalf of the client.

         Internal Controls

* Transaction Approval. All existing or potential new counterparties are subjected to a credit approval procedure by the Company's research department. Credit limits are then established for the counterparty. These limits will be authorized by two signatories including one from the research department and at least one other designated signatory. A signatory is a management person authorized to commit the Company to any form of contractual liability. A form will evidence each inquiry concerning a potential transaction. All written indication quotations in response to an inquiry must be signed by at least two designated signatories. All firm quotes must be signed by at least one designated signatory and may only be given after the credit has been approved (see below). After the purchase of the transaction has been approved and the commitment confirmed to the seller by at least one designated signatory, the underlying internal accounting documentation must be signed by at least two designated signatories. All correspondence confirming the sale of assets must be signed by at least one designated signatory.

* Credit. All new deal "inquiries" are copied to the credit research department for appraisal. In the highly competitive non-recourse market, speed of response to inquiries is critical to success in bidding for transactions. The three main areas of risk to be appraised are (i) country risk, (ii) bank risk, and (iii) on an infrequent basis, corporate risk. The Company has the capability to respond to a new deal inquiry immediately, within one hour after general consultation amongst members of the trading desk. This initial response is dependent upon having available current information on the parties and country involved in the proposed transaction. If this current information is not available, the Company may not be able to make an immediate response to an inquiry. If the Company does make an initial response, the response will express its indication of interest and set out the basic terms and conditions of the transaction. This indication will always be made subject top final credit approval and acceptable documentation. A firm commitment requires credit committee approval and may take up to 24 hours or longer, depending on the availability of pertinent information and authorized personnel.

         Credit limits are established for certain countries and for banks within those countries to provide the trading desk with guidelines for transactions up to a certain size. Credit limits for countries are set forth below. Bank credit limits are set at the lesser of $3,000,000 or the unused country limit. Limits for certain countries as established by the Company are as follows:

         (Region) / Country                                Credit Limit
         ------------------                                ------------
         Latin America:
         --------------
               Argentina                                 $   10 million
               Brazil                                    $   10 million
               Chile                                     $   10 million
               Colombia                                  $    5 million
               Ecuador                                        Suspended
               Mexico                                    $ 12.5 million
               Peru                                      $    2 million
               Uruguay                                   $    2 million
               Venezuela                                 $    2 million
         Europe:
         -------
               Croatia                                        Suspended
               Cyprus                                    $    5 million
               Czech Republic                            $    5 million
               Estonia                                   $    2 million
               Hungary                                   $   10 million
               Ireland                                   $   10 million
               Latvia                                    $    5 million
               Lithuania                                 $    5 million
               Poland                                    $   10 million
               Romania                                        Suspended
               Russia                                         Suspended
               Slovakia                                  $    2 million
               Slovenia                                  $    2 million
               Turkey                                    $ 12.5 million
               Ukraine                                        Suspended

         Asia:
         -----
               Bangladesh                                $    1 million
               China                                     $   10 million
               India                                     $   10 million
               Indonesia                                 $ 12.5 million
               Malaysia                                  $    5 million
               Pakistan                                  $    1 million
               Philippines                               $    5 million
               Thailand                                  $   10 million
               Vietnam                                        Suspended
         Africa:
         -------
               Botswana                                  $    5 million
               Egypt                                     $   10 million
               Ghana                                     $    2 million
               Kenya                                     $    2 million
               Mauritius                                 $    2 million
               Morocco                                   $    5 million
               South Africa                              $    5 million
               Tanzania                                  $    2 million
               Tunisia                                   $    5 million
               Zimbabwe                                  $    1 million
         Middle East:
         ------------
               Bahrain                                   $   10 million
               Iran                                           Suspended
               Israel                                    $    5 million
               Jordan                                    $    5 million
               Kuwait                                    $   10 million
               Lebanon                                   $    2 million
               Oman                                      $    5 million
               Qatar                                     $    5 million
               Saudi Arabia                              $   10 million
               UAE                                       $   10 million

         The research facility has access to up-to-date information regarding current situation in all relevant countries, those countries in which the Company has an interest in doing business, and maintains a database on banks within those countries. This information is augmented by the appointment of selected advisors covering countries of particular interest and by regular appraisal visits. Presently, the Company has particular interest in Indonesia, Turkey and Thailand. Those relevant countries in which the Company has an interest and has access to up-to-date information are as follows:

         Eastern Europe              Asia                      Africa
         --------------              ----                      ------
         Croatia                   Bangladesh                 Botswana
         Czech Republic            China                      Ghana
         Estonia                   Hong Kong                  Kenya
         Hungary                   India                      Mauritius
         Kazakhstan                Indonesia                  Morocco
         Macedonia                 Malaysia                   Namibia
         Poland                    Myanmar                    South Africa
         Romania                   Pakistan                   Tanzania
         Russia                    Philippines                Uganda
         Slovak Republic           Singapore                  Congo
         Ukraine                   South Korea                Zambia
                                   Taiwan                     Zimbabwe
                                   Thailand
                                   Vietnam

         Middle East                   Americas                   Europe
         -----------                   --------                   ------
         Algeria                   Argentina                  Austria
         Bahrain                   Bolivia                    Cyprus
         Egypt                     Brazil                     Denmark
         Iran                      Canada                     Finland
         Israel                    Chile                      France
         Jordan                    Colombia                   Germany
         Kuwait                    Costa Rica                 Greece
         Lebanon                   Dominican Republic         Iceland
         Libya                     Ecuador                    Italy
         Oman                      Mexico                     Malta
         Qatar                     Paraguay                   Norway
         Saudi Arabia              Peru                       Portugal
         Tunisia                   Uruguay                    Spain
         Turkey                    United States              Sweden
         U.A.E.                    Venezuela                  Switzerland
                                                              United Kingdom

         The Company's credit approval procedures have been established to enable it to ensure, to the extent possible, that the assets which it purchases may be held profitably in its portfolio. In assessing any country or bank risk or any structured trade financing, the Company adopts a policy of active credit management. The intent of this policy is for the Company to purchase and hold only those transactions that are deemed to be creditworthy and for which there is a potential market for a future profitable sale. The Company's goal is to identify and purchase ahead of the market, those assets that are improving and to sell early, those assets which are considered likely to deteriorate in value. For a country where there is significant potential exposure or where significant changes are taking place, the Company may arrange a visit to that country. The visit will include meeting with local bankers, economists, government officials in the finance, planning and economics ministries, journalists, diplomats and industrialists. Information obtained is augmented with telephone calls to personnel in the World Bank, IMF and other international development institutions.

         Once the creditworthiness of a transaction is investigated, the trading team approves the transaction and then the head of trading must approve the transaction based on salability. This procedure is designed to guard against an illiquid portfolio. The Company also maintains a regular, at least annual, review of the creditworthiness of all of its counterparties. Also, the Company makes a daily review of its portfolio and credit limits, and monitors the outlook for interest rates in the major international currencies.

         The Company has established the policy that all country credit limits are subject to Board approval. Country and bank limits will be reviewed and may be revised on a daily basis. This review process may be initiated by either a trader or the credit research department. The process will involve a discussion between the head of credit and the head of trading on the matters which have lead to the limit being reviewed. The discussion will also review current market conditions and liquidity within the secondary market. A written report will outline the reasons for the review of a limit or implementation of a new limit. When approved, copies of the report will be sent to all traders and to the relevant country or bank file.

* Structured Trade Finance. The credit research department analyzes each transaction and the individual risk components are assessed. Research of the prospective transaction, a designated signature from the trading team and credit approval must be completed before a commitment is made to the client.

* Portfolio Management. The research department maintains a continuous review of all risks pertaining to the portfolio as well as an active review of emerging markets generally. They seek to identify as early as possible both improving and deteriorating risks and advise the trading team accordingly. Country and bank credit limits for the trading team are adjusted on a day-to-day basis and authorized in writing by the head of research and a designated signatory. All new inquiries are evaluated against existing portfolio assets as to profitability. The interest rate risk arising from the fixed interest nature of the portfolio assets are minimized both by constant turnover and, where deemed prudent, by entering into interest rate swaps or forward rate agreements for the relevant currencies. The heads of trading and research make decisions on interest rate swaps and forward rate agreements on a day-to-day basis and, currencies are considered in light of interest rate trends. Management believes that it is not cost effective to hedge the portfolio. All currency exposure on the portfolio is matched daily either through borrowings or through currency swaps. The Board reviews the outstanding commitments to purchase new deals, on a daily basis to ensure that adequate room exists in the portfolio to fulfill these obligations. This may require existing assets to be sold. The Board also needs to ensure that adequate liquid resources exist to finance the purchase of new deals in all market circumstances.

* Treasury. The trading team is informed daily of upcoming asset purchases and sales in order to plan the necessary financing and foreign exchange cover. The treasury back-up team checks all treasury transactions initiated by the treasurer. Confirmations of individual treasury transactions are sent to counterparties daily. All payment and receipt instructions are confirmed by a secure coded telex and independently checked by a signatory outside the treasury requirements. The accounts department provides daily treasury position sheets. The treasury back up team reconciles the bank accounts on a weekly basis which requires a designated signatory.

         Finance

         The basis of the production of all day-to-day management accounting information relating to the trading activities is the "Rohirst" (trade name) software program. This program has been developed to not only undertake the onerous calculations needed to price the purchase and sale of deep discounted assets, but also to provide daily summaries of the following:

* Detailed listing of deals by obligator including exposure reports.

*        Interest accruals on both assets and borrowings.

*        Control account summaries.

         Maturity Reports Covering Both Assets and Borrowings

         The Company' secretary/treasurer is responsible for preparing budgets and profit forecasts in conjunction with the Board. All portfolio risk exposure and treasury positions are prepared daily and profit and loss accounts, including updates of market values, are produced monthly.

Financial Information About Geographic Areas

         The Company's operations are conducted within one business segment, the financing of international trade credit for financial institutions and operating companies. All of the Company's total business operations are conducted outside of the United States.

         The Company's operation are conducted in the United Kingdom. Trading is conducted through financial institutions in other countries.

         The composition of the notes by country of the issuing financial institution is as follows:

                           Year Ended           From inception
                            June 30,            February 25 to
Country               1999            1998       June 30 1997
-------             --------        --------    --------------
Turkey                22.2%            5.7%           80.3%
Russia                28.8             8.6              -
Ukraine                4.5             5.0              -
Czech Republic         2.9            11.6              -
Indonesia             34.2            57.8              -
Nigeria                2.5            11.3              -
Thailand                -               -             12.5
Germany                4.5              -               -
Japan                   -               -              7.2
                     ------          ------          ------
Total                100.0%          100.0%          100.0%

         The country portfolios set forth above at June 30, 1997, represents the Company's first fiscal year which consisted of only four months and comparative lower activity. The portfolios at June 30, 1998 represent assets that were purchased either for immediate sale or to be held to maturity, or represented distressed assets which the Company was unable to trade in the prevailing market conditions. These changes illustrate expected fluctuations in portfolio size and country risk profile in reaction to prevailing market conditions. The portfolios at June 30, 1999, were invested primarily in trading assets in Indonesia (34.2%), Turkey (22.2%) and Nigeria (2.2%) A total of 4.5% of the assets were held to maturity and the balance remain impaired and have been substantially provided for. During fiscal 1999, the Company collected approximately 7% of the 1998 provisions.

ITEM 2.  Properties

         The Company leases office facilities located at 4835 North O'Connor, Suite 134-346, Irving, Texas 75062, which it shares with other businesses. The facility represents the Company's principal offices in the United States.

         The Company's principal operations are located in London where the Company lease the entire third floor of 9 King Street, London EC2V 8EA, United

Kingdom. The facility consists of 2,900 square feet of office space and is leased pursuant to a ten year lease that commenced in March 1997. The lease is subject to a rent review after five years. Currently, annual payments on the property including rent, property taxes and service charge amount to $173 thousand per year. The Company has office equipment with a net book value of $74 thousand. Management believes that its present office facilities are adequate for the Company's current business operations.

ITEM 3.  Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's common stock is currently quoted on the OTC Bulletin Board ("OTCBB") under the symbol "ETFC". For an extended period of time prior to December 1998, there was not an established trading market for its common stock nor was there a record of any significant trading in the public market.

         The Company has made an application to Nasdaq for the Company's shares to be quoted on The Nasdaq Stock Market. The Company's application to the Nasdaq consists of current corporate information, financial statements and other documents as required by the Securities Exchange Act of 1934, as amended, including its Registration Statement on Form 10. Inclusion on The Nasdaq Stock Market permits price quotations for the Company's shares to be published by such service.

         As of April 30, 1999 there were approximately 410 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         The Company's common stock has been trading on the OTCBB since approximately December 3, 1998. The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the fourth quarter of 1998 as reported by the National Quotation Bureau, Inc. ("NQB"). Prices reported by the NQB represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                                              High               Low
                                              ----               ---
         1998
                  Fourth Quarter            $ 18.00            $ 1.00
         1999
                  First Quarter             $ 35.00            $ 5.25
                  Second Quarter            $ 18.00            $ 3.00
                  Third Quarter*            $  7.00            $ 3.37
--------------
         o        Through October 14, 1999.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

ITEM 6.  Selected Financial Data

         The selected financial data set forth below have been derived from the Company's financial statements. This data should be read in conjunction with the Company's consolidated financial statements and notes thereto, with Management's Discussion and Analysis of Financial Condition, and with the other financial information of the Company included elsewhere herein.

         The selected statements of operations data and balance sheet data for the years ended June 30, 1999, 1998 and 1997 are for Euro Trade Limited (the Successor Entity). The data set forth for the period ended November 20, 1998 and the years ended June 30, 1998, 1997, 1996 and 1995 are for Rotunda Oil and
Mining, Inc. (the Predecessor Entity). The results of operations are not necessarily indicative of results to be expected for any future period.

Statements of Operations - Successor Entity:
(Dollars in Thousands)

                                 Year Ended June 30,       From Inception
                             -------------------------- February 27, 1997 to
                                1999            1998       June, 30, 1997
                             ----------      ----------    --------------
Revenue                      $  7,744         $  5,216       $  460
Operating Expenses              3,630            3,258           88
Loss Provisions                  -0-             6,950           68
Net Income (Loss)               4,114           (4,922)         304

Balance Sheets - Successor Entity:
(Dollars in Thousands)
                                                Year Ended June 30, 1998
                                      ------------------------------------------
                                         1999              1998           1997
                                      ----------        ----------      --------
Current Assets                         $ 42,775         $  35,423      $  9,453
Total Assets                             42,830            35,516         9,456
Current Liabilities                      18,500            15,177         9,152
Long Term Debt                               24                27          -0-
Common Stock                                 17                12            12
Paid in Capital                          25,264            25,044        25,044
Retained Deficit                           (630)           (4,744)          248
Receivable Stockholder                     (345)             --         (25,000)

Statements of Operations - Predecessor Entity:
(Dollars in Thousands)

                                                Year Ended June 30, 1998
                         November 20,  -----------------------------------------
                             1998         1998        1997        1996     1995
                          ----------   ----------   ---------   -------- -------
Revenue                   $   -0-      $   -0-      $   -0-     $   -0-  $   -0-
Operating Expenses            -0-          11           -0-         -0-      -0-
Net Income (Loss)             -0-         (11)          -0-         -0-      -0-

Statements of Operations - Predecessor Entity:
(Dollars in Thousands)

                            From
                        July 1, 1998
                           Through
                        November 20,         Year Ended June 30, 1998
                        ------------  -------------------------------------
                             1998        1998       1997     1996     1995
                          ----------  ----------  --------  -------  ------
Current Assets            $     -0-   $    2      $     2   $   -0-  $  -0-
Total Assets                   239         2            2       -0-     -0-
Current Liabilities             -0-       11            2       -0-     -0-
Long Term Debt                  -0-        2           -0-      -0-     -0-
Common Stock                    -0-       -0-          -0-      -0-     -0-
Paid in Capital                 56        56          750       56      56
Retained Deficit               (56)      (67)         (56)     (56)    (56)

         Rotunda Oil & Mining, Inc. (the Predecessor Entity) was a development stage company from its inception at November 19, 1980 until its acquisition of Euro Trade Limited on November 20, 1998.

         Euro Trade Limited was chartered in the United Kingdom on February 25, 1997 and operated as a United Kingdom limited company until it was acquired on November 20, 1998. The Company and its subsidiary were recapitalized into a new corporate structure on November 20, 1998. The transactions were accounted for as a statutory merger. On the date of the acquisition, Rotunda Oil & Mining, Inc. had substantially the same consolidated net worth as Euro Trade Limited prior to the reorganization.

         Subsequent to the acquisition, the Company raised funds through a private placement offering pursuant to an exemption contained in regulation D, Rule 504, promulgated under the Securities Act of 1933, as amended. The Company sold 3,979,750 shares at a price of $.05 per share. The offering was closed on December 2, 1998.

         On December 14 1998, John Vowell, the Managing Director of the Company, exercised warrants for 750,000 shares of the Company's common stock under an employee stock-compensation plan regulated in the United Kingdom.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

         Rotunda Oil & Mining Company was a development stage company in 1996. Euro Trade Limited began operations on February 25, 1997. Inclusion of financial information prior to February 1997 is not believed to be material and is therefore omitted.

                              Results of Operations

Acquisitions

         The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future, provide information to interested parties regarding portions of its businesses for such purposes.

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 1999, 1998 and 1997. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.
                                               December 31,
                                               1999    1998      1997
                                              ------ --------  -------
Total revenue................................. 100%    100%      100%
Costs of Revenues Interest....................  10      21        --
  Provisions for Losses.......................   0     133        15
Gross Profit (Loss)...........................  90     (54)       85
Selling, General and
 Administrative Expenses......................  37      42        19
Net Income (Loss).............................  53     (96)       66

For the year ended June 30, 1999 compared to the year ended June 30, 1998.

         Revenues for 1999 increased 48% to $7.7 million from $5.2 million in 1998, primarily due to the Company's increased activities in the market. Cost of revenues for 1999 decreased to $.7 million from $8 million in 1998, which primarily reflects the decrease of $7.0 million in loan loss reserves charged to income in 1998. Depreciation expense was $20,000 in 1999.

         Selling, administrative and general expenses for 1999 increased 32% to $2.9 million from $2.2 million in 1998, also due to increased operating activity in 1999. These expenses are primarily personnel and occupancy costs.

         Interest expense decreased 36% to $.7 million in 1999 from $1.1 million in 1998, reflecting the financing of a greater number of transactions and collection on the first round of purchases.

         Net income in 1999 totaled $4.1 million, or $.28 per share of common stock. Net loss in 1998 totaled $5.0 million, or $.42 per share of common stock.

For the year ended June 30, 1998 compared to the year ended June 30, 1997.

         The Company (Euro Trade Limited) began operations on February 25, 1997. For the period ended June 30, 1997, the Company generated $0.5 million in revenue from interest and fees. Revenues for 1998 increased to $5.2 million, primarily due to implementation of the Company's fundamental operating plan.

         Cost of revenue for 1998 increased to $8.0 million from $68,000 in 1997 on an annualized basis. The increases in cost of revenues reflect the increased operating activity and $7.0 million in loan loss reserves charged to income. Depreciation expense was $20,000 in 1998.

         Selling, administrative and general expenses for 1998 increased to $2.2 million in 1998 from $88,000 in 1997 also due to the increased operating activity in 1998. These expenses are primarily personnel and occupancy costs.

         Interest expense increased to $1.1 million in 1998 from $0 in 1997 reflecting the implementation of management's operation plan and increased operating activity.

         No tax provision has been made for 1999, 1998 or 1997 respectively, based on pre-tax operation losses. The Company pays taxes under both the United Kingdom and United States tax laws.

         Net loss in 1998 totaled $5.0 million or $.42 per share of common stock. Net income in 1997 totaled $304 thousand or $.01 per share of common stock.

Provision for Losses

         The Company's Euro Trade Limited began operations on February 25, 1997. At June 30, 1997, initial funding from shareholders of $25 million remained as a receivable. Thus, business operations commenced with only a bridge loan of $8.1 million, as reflected by the investment portfolio on June 30, 1997. In comparison, following the investment by the shareholders in fiscal 1998, the Company's investment portfolio was $20.6 million on June 30, 1998.

         Factors contributing to the Company's substantial increase in reserves at June 30, 1998 include the world economic conditions, particularly the uncertainty of the economic future of Russia and the Ukraine. At June 30, 1998, the Company had $7.5 million invested in trade paper of Russia and the Ukraine. In reliance upon an independent appraisal, a $6.5 million provision was made against the Company's assets.

         As economic conditions changed in the second half of 1998 and first half of 1999, both the Russian and Ukraine debtor made payments totaling $.7 million. Although economic reform in Russia and the Ukraine continues, these investments are provided for at 90% of face value.

         At June 30, 1999, no additional reserve was necessary. Future reserves will depend upon the economic conditions in the countries where the debt occurs and current limits are provided at Item 1 internal control.

                         Liquidity and Capital Resources

     Short term trading investments and related short-term borrowings are reported as cash flow from operating activities. Working capital accounts (cash, short-term investments, accounts payable and short term borrowings) increased by $10.8 million in 1999 over 1998 due to the increase in short-term borrowing of $8.6 million and the increase in forfaiting assets of $2.6 million. Cash flow from financing activities decreased by $13.0 million in 1999 reflecting maturity of investments and a greater reliance on internal financing of transactions. Cash flow from investments decreased by $1.2 million in 1999 from 1998 due to the acquisition of equity securities for the proposed debt for equities program.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

         Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. Thus, on January 1, 2000 any clock or date recording mechanism including date sensitive software that uses only two digits to represent the year, may recognize a date of 00 as 1900 instead of 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.

         The Company has checked all of its computer hardware and believes that the hardware is year 2000 compliant. The Company's software was recently upgraded and management believes that all software, including internal systems for databases, are year 2000 compliant and use the four-digit year. Management believes that the Company's equipment currently in operation including fax machines and personal computers, will function properly with respect to dates in the year 2000 and no adverse issues are anticipated. It is the Company's policy that all equipment and software purchased will be year 2000 compliant.

         Failure to correct a year 2000 problem could result in an interruption of certain normal business activities or operations. Management does not expect any issues that would cause such an interruption. The Company has not developed any contingent plans regarding failure of any year 2000 operation of the business. No substantial capital and maintenance expenditures will be required to maintain and, or, upgrade operating facilities to remain competitive and to comply with environmental requirements. The Company is not subject to the Clean Air Act or its amendment of 1990.

         The Company has contacted 100% of its significant third party business contacts to determine the extent to which the Company's operations may be impacted by a third party's failure to make their own systems year 2000 compliant. All of those third parties contacted have responded that they are either Year 2000 compliant, or anticipate achieving compliance well before January 1, 2000. The Company reviewed the third party responses with the view of the significance of that particular party to the operation of the Company. Accordingly, the Company has concluded that it is unlikely its operations will be effected by a potential third party Year 2000 compliance problem.

         The Company has very little or no control over third parties and have little ability to verify or enforce their claims to being year 2000 ready. As a result, management believes that the Company's most reasonably likely worst case scenarios involve areas where it relies on third parties, including utility companies and other service providers. If any of the Company's significant service providers or third parties do not successfully and timely become year 2000 ready, the Company's business or its operations could be adversely affected. This would most likely consist of a loss of communication capabilities.

         As of the date hereof, the Company has expended approximately $3,000 associated with year 2000 compliance expenses. This includes the purchase of Centennial 2000 Pro Software, attendance at free government sponsored year 2000 courses, and time spent by the Company's office manager in assessing year 2000 issues.

Risk Factors and Cautionary Statements

         This registration statement contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: trading market risks, currency fluctuations, wold economic conditions and risks generally associated with the trading of financial instruments.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

         The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

         The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

         Foreign Currency Exchange Rate Risk

         The Company is subject to the risk of price fluctuations related to anticipated revenues, operating costs and expenditures incurred in currencies other than US dollars. The Company has not generally uses derivative instruments to manage this risk.

         Equity Price Risk

     The Company is not currently subject to equity price risk resulting from investments in marketable equity securities of unrelated parties. Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115. Accounting for Certain Investments in Debt and Equity Securities "SFAS 115".

         The Company has financed its operations primarily through purchase and sale of short term forfaiting assets. For the year ended June 30, 1999 the Company raised $10.778m in cash from operating activities.

         At June 30, 1999 and 1998 the Company's principal source of liquidity was $23.1 million and $18.9 million respectively in cash of which $13.1 million and $5.5 million respectively was held as compensating balances on Bank debt of $7.5 million and $12.5 million respectively.

         The Company had an accumulated deficit at June 30, 1999 and 1998 of $0.6 million and $4.7 million respectively. The Company provided for additional loan losses of $0 and $7 million in the audited results for the years ended June 30, 1999 and 1998 respectively. Management believes that reserves accrued in the prior periods are adequate to provide for loan losses in the existing forfaiting asset portfolio.

         There can be no assurance that either the net income for the period or the current loan loss provisions are indicative of future operations. There are no assurances that continuing financing will be available at terms favorable to the Company. The Company has no current plans to raise capital from the sale of its stock.

Interest Rate Risk

         The Company is subject to the effects of interest rate fluctuations on its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 1999 year-end interest rates on the fair value of its financial instruments is provided in the following table.

Dollars in Thousands

                                                         Fair
                                          Carrying       Market  Incremental (1)
                                            Value        Value    Incr./(Decr.)
--------------------------------------- ------------ ------------ ------------
Financial assets:
  Investment in Forfaiting Assets         $ 17,157     $ 16,909     $  (248)
--------------------------------------- ------------ ------------ ------------
Financial liabilities:
  Fixed-rate and variable rate debt       $  7,477     $  7,541     $    64
--------------------------------------- ------------ ------------ ------------
     (all due within one year)
     (1)Reflects a 10 % increase in interest rate of financial assets and a 10% decrease in interest rates of financial liabilities.

         Fair value of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest and variable- rate long-term debt approximate their carrying values. These items are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates. Accordingly, these items have been excluded from the above table.

         At June 30, 1999 and 1998, the Company's operating portfolio included forfaiting assets totaling $ 17.2 million and $14.6 million respectively after allowance for $7.0 million loan reserves. The fair value of these instruments will increase or decrease as a result of changes in market interest rates. The Company accounts for these financial instruments in accordance with SFAS 107. Accordingly, each year the Company adjusts the balances of its portfolio to fair market value. With any resulting adjustment being charged or credited to income as an unrealized loss or gain and included in cost of revenue. Realized gains and losses resulting from the disposition of such assets are recorded as income in the period during which such disposition takes place. During 1999 the Company had realized gains of $4.9 million and unrealized gains/losses of $0 in connection with its forfaiting asset portfolio. The Company provides no assurance that these results are representative on a going forward basis.

         The Company's exposure to increases in interest rates that might result in a corresponding decrease in the fair value of its forfaiting assets portfolio could have an unfavorable effect on the Company's results of operations and cash flows.

ITEM 8.  Financial Statements and Supplementary Data


                          EURO TRADE & FORFAITING, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             JUNE 30, 1999 AND 1998
                             AND FOR THE PERIOD FROM
                       FEBRUARY 23, 1997 (INCEPTION) ENDED
                                  JUNE 30, 1997

TABLE OF CONTENTS



INDEPENDENT ACCOUNTANT'S REPORT ON
        CONSOLIDATED FINANCIAL STATEMENTS.....................................34


CONSOLIDATED FINANCIAL STATEMENTS


         Consolidated Balance Sheets for June 30, 1999, 1998 and 1997.........35

         Consolidated Statements of Operation for the Years
          Ended June 30, 1999 and 1998 and for the period from
          February 23, 1997 (Inception) ended June 30, 1997...................36

         Consolidated Statement of Stockholder Equity.........................37

         Consolidated Statement of Cash flows for the Years
          Ended June 30, 1999 and 1998 and for the period from
          February 23, 1997 (Inception) ended June 30, 1997...................38


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS................................39

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Stockholders and Board of Directors of Euro Trade & Forfaiting, Inc.


I have audited the accompanying consolidated balance sheets of Euro Trade & Forfaiting, Inc. ("The Company") as of June 30, 1999, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended and the period from February 23, 1997 (Inception) ended June 30, 1997. These financial statements are the responsibility of The Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euro Trade & Forfaiting, Inc. and subsidiary as of June 30, 1999, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting.

/S/  MARC LUMER & COMPANY
     Marc Lumer & Company

San Francisco,  California
September 13, 1999

                         EURO TRADE & FORFAITING, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      June 30,    June 30,    June 30,
                                                        1999        1998        1997
                                                      --------    --------    --------
ASSETS

CURRENT ASSETS
     Cash                                             $  9,927    $ 13,325    $  1,367
     Cash - compensating balances                       13,148       5,548        --
     Interest receivable                                 1,337         523          86
     Forfaiting assets (net of allowance)               17,157      14,644       8,000
     Investments in marketable securities                1,100           0        --
     Prepaid expenses and deposits                         106       1,383        --
                                                      --------    --------    --------

         TOTAL CURRENT ASSETS                           42,775      35,423       9,453

PROPERTY AND EQUIPMENT - NET                                55          93           3

                  TOTAL ASSETS                        $ 42,830    $ 35,516    $  9,456
                                                      ========    ========    ========

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and bank overdrafts             $ 10,598    $  1,963    $  2,880
     Accrued expenses                                      425         693          22
     Loans payable:
         Bank                                            7,477      12,521        --
         Related party                                    --          --         6,250
                                                      --------    --------    --------
         TOTAL CURRENT LIABILITIES                      18,500      15,177       9,152
                                                      --------    --------    --------

LOAN PAYABLE - NET OF CURRENT PORTION                       24          27        --
                                                      --------    --------    --------

COMMITMENT                                                --          --          --
                                                      --------    --------    --------

                  TOTAL LIABILITIES                     18,524      15,204       9,152
                                                      --------    --------    --------

STOCKHOLDERS' EQUITY
     Common Stock, Par value $0.001, authorized,
       50,000 shares; issued and outstanding 16,945
       11,945 and 11,945 shares                             17          12          12
     Additional paid-in capital                         25,264      25,044      25,044
     Retained earnings (deficit)                          (630)     (4,744)        248
     Receivable from stockholder                          (345)       --       (25,000)
                                                      --------    --------    --------
         TOTAL STOCKHOLDERS' EQUITY                     24,306      20,312         304
                                                      --------    --------    --------

         TOTAL LIABILITY AND STOCK-
           HOLDERS' EQUITY                            $ 42,830    $ 35,516    $  9,456
                                                      ========    ========    ========


                See accompanying notes and Accountant's Report.

                         EURO TRADE & FORFAITING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                              ENDED JUNE 30, 1997
                                 (In Thousands)


                                               June 30,   June 30,    June 30,
                                                 1999       1998        1997
                                               --------   --------    --------
REVENUE                                        $  7,744   $  5,216    $    460

COST OF REVENUES
         Interest                                   733      1,088           0
         Provisions for losses                     --        6,950          68
                                               --------   --------    --------

         TOTAL COST OF REVENUE                      733      8,038          68
                                               --------   --------    --------

                  GROSS PROFIT (LOSS)             7,011     (2,822)        392

         Selling, general and administrative      2,897      2,170          88
                                               --------   --------    --------

NET INCOME (LOSS)                              $  4,114   $ (4,992)   $    304
                                               ========   ========    ========

PRIMARY AND FULLY DILUTED
  NET INCOME (LOSS) PER SHARE                  $    .28   $  (0.42)   $   0.03
                                               ========   ========    ========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
    SHARES EQUIVALENTS
       OUTSTANDING                               14,468     11,945      11,945
                                               ========   ========    ========


                See accompanying notes and Accountant's Report.

                         EURO TRADE & FORFAITING, INC.
                        STATEMENT OF STOCKHOLDER EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND FOR
                 THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                              ENDED JUNE 30, 1997
                                 (In Thousands)

                                                     Common Stock           Paid-in       Retained      Receivable
                                                 Shares        Amount       Capital       Earnings      Stockholder       Total
                                                --------      --------      --------      --------       --------       --------

BALANCE, February 23, 1997-                     $   --        $   --        $   --        $   --         $   --         $   --

  Retroactive adjustment for transaction
  Of November 23, 1998:
         Sale of Stock                            11,750            12        24,988          --          (25,000)          --
         Recapitalization                            195          --              56           (56)          --             --
                                                --------      --------      --------      --------       --------       --------

RESTATED BALANCE, February 23, 1997               11,945            12        25,044           (56)       (25,000)          --

         Net Income                                 --            --            --             304           --              304
                                                --------      --------      --------      --------       --------       --------

BALANCE, June 30, 1997                            11,945            12        25,044           248        (25,000)           304

Payment received on Stockholder receivable          --            --            --            --           25,000         25,000
Net Loss                                            --            --            --          (4,992)          --           (4,992)
                                                --------      --------      --------      --------       --------       --------

BALANCE, June 30, 1998                            11,945            12        25,044        (4,744)          --           20,312

Sale of shares for cash                            4,000             4           196          --             (200)          --
Exercise of option                                 1,000             1            24          --              (25)          --
Stockholder advance                                 --            --            --            --             (120)          (120)

  Net income                                        --            --            --           4,114           --            4,114
                                                --------      --------      --------      --------       --------       --------

BALANCE,
  June 30, 1999                                 $ 16,945      $     17      $ 25,264      $   (630)      $   (345)      $ 24,306
                                                ========      ========      ========      ========       ========       ========


                See accompanying notes and Accountant's Report.

                         EURO TRADE & FORFAITING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                              ENDED JUNE 30, 1997
                                 (In Thousands)

                                                     June 30,     June 30,     June 30,
                                                       1999         1998         1997
                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) from operations              $   4,114    $  (4,992)   $     304
     Purchase of forfaiting assets                    (94,708)    (216,984)     (10,865)
     Cost of forfaiting assets sold                    92,194      203,391        2,797
     Depreciation                                          38           42         --
     Loan loss reserves                                  --          6,950           68
     Adjustments to reconcile net income
       (loss) to net cash provided (used) by
       operating activities:
       (Increase) decrease in:
         Interest receivable                             (814)        (437)         (86)
         Prepaid expenses and deposits                  1,277       (1,383)        --
       Increase (decrease) in:
         Accounts payable and overdrafts                8,634         (917)       2,880
         Accrued expenses                                  43          671           22
                                                    ---------    ---------    ---------
         NET CASH (USED IN) PROVIDED
                    BY OPERATING ACTIVIES              10,778      (13,659)      (4,880)
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans from banks (repayment)                      89,421       35,358        6,250
     Repayment of loans                               (94,773)     (29,087)        --
     (Increase) decrease in compensating balances      (7,600)      (5,548)        --
     Equipment financing                                   (3)          27         --
                                                    ---------    ---------    ---------
         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       (12,955)         750        6,250
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
     Sales of stock                                      --         25,000         --
     Purchase of equipment                                 (3)        (133)          (3)
     Advance to shareholder                              (118)        --           --
     Purchase of marketable securities                 (1,100)        --           --
                                                                 ---------    ---------
         NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                         (1,221)      24,867           (3)
                                                    ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                             3,398       11,958        1,367

CASH AT BEGINNING OF PERIOD                            13,325        1,367         --
                                                    ---------    ---------    ---------

CASH AT END OF PERIOD                               $   9,927    $  13,325    $   1,367
                                                    =========    =========    =========


                See accompanying notes and Accountant's Report.

                         EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                              ENDED JUNE 30, 1997


NOTE  A      ORGANIZATION AND ACCOUNTING BASIS

Rotunda Oil and Mining, Inc., incorporated under the Laws of Utah on November 19, 1980, was a development stage company until November 20, 1998 when it acquired Euro Trade & Forfaiting Co. Limited in exchange for 100% of its outstanding shares. See Note B.

As a result of the merger, Rotunda Oil and Mining, Inc. changed its name to Euro Trade & Forfaiting, Inc. (The Company) on December 1, 1998.

Euro Trade & Forfaiting Co. Limited is a wholly owned subsidiary, incorporated under the laws of United Kingdom on February 25, 1997.

Significant Accounting Policies Basis Of Consolidation
------------------------------------------------------

The consolidated financial statements include the accounts of the company and its wholly owned subsidiary. The company is engaged in a single line of business as a financier in connection with international trade and the arrangement and syndication of transferable export letters of credit. Any pre-consolidation inter-company balances have been eliminated.

Accounting Method
-----------------

The Company maintains its books on the accrual basis of accounting.

Cash and Cash Equivalents
-------------------------

The Company considers all purchases from financial institutions of demand, deposits, time deposits and certificate of deposits to be cash equivalents.

Compensating Balances
---------------------

Cash in the amount of $7.9 million and 5.5 million was on deposit in financial institutions as compensating balances for loans. The amount is based on the financial institutions assessment of risk. See Note F.

The Company borrows the funds necessary to purchase forfaiting assets. The lenders require that cash be deposited in interest bearing accounts until the corresponding loan matures.

Collateral
----------

The Company reports assets that it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or re-pledge the assets, or when Euro Trade can substitute collateral or otherwise redeem it on short notice.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                               ENDED JUNE 30, 1997


NOTE  A      ORGANIZATION AND ACCOUNTING BASIS (Continued)

Transactions of Foreign Currencies
----------------------------------

The Company and its subsidiary treat the U.S. dollar as their functional currency. Accordingly, gains and losses resulting from the translation of accounts designated in other than the functional currency are reflected in the determination of net income.

   At June 30, 1999, monetary assets and liabilities of The Company are denominated in the following currencies:

                                            U.S.       Pounds       Deutsche
                             Total        Dollars     Sterling       Marks
                             -----        -------     --------       -----

Cash and Equivalents          100%           87          --            13
Forfaiting Assets             100%           73          --            27
Current Liabilities           100%           63           1            37


At June 30, 1998, monetary assets and liabilities of The Company are denominated in the following currencies: U.S. Pounds Deutsche Total Dollars Sterling Marks

                                            U.S.       Pounds       Deutsche
                             Total        Dollars     Sterling       Marks
                             -----        -------     --------       -----

Cash and Equivalents          100%           96            1            3
Forfaiting Assets             100%           83           11            6
Current Liabilities           100%           80           13            7


Income Taxes
------------

The Company and its subsidiary will not be included in a consolidated federal income tax return filed by the parent. Federal income taxes are calculated as if the companies filed on a separate return basis, and the amount of current tax or benefit calculated is either remitted to or received from The Company. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statements, using currently enacted tax laws and rates. Deferred tax expenses of benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                               ENDED JUNE 30, 1997


NOTE  A      ORGANIZATION AND ACCOUNTING BASIS (Continued)

Depreciation
------------

Depreciation is calculated to write down the cost of tangible fixed assets to their residual values over the period of their estimated useful lives using the straight line method as follows:

             Computer Equipment                    3 years

             Furniture, Fixtures and Fittings      4 years

Net Income Per Share
--------------------

Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the respective periods. Common shares equivalents consist of The Company's preferred stock and shares issuable upon the exercise of stock options. All stock options have been treated as if they were outstanding for all periods.

Related Parties
---------------

The Company paid salaries and director fees of $510,268 and $531,747 to a principal employee and director. The Company paid management fees of $280,673 and $251,190 in fiscal 1999 and 1998, respectively, to companies controlled by the majority shareholder.

Stock Option Plans
------------------

In 1997 Euro Trade established a stock option plan for the Managing Director. In accordance with British law, the shares are purchased and held in treasury until the options are exercised.

Forfaiting Transactions
-----------------------

Proprietary transactions are recorded on the trade date. Profits and losses arising from sales entered into for the account and risk of the subsidiary are recorded on the settlement date basis.

Amounts receivable and payable for forfaiting transactions that have not yet reached their contractual settlement date are recorded net on the balance sheet.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of financial instruments such as cash and cash equivalents and accrued interest income approximate their fair market value using the specific identification method.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                               ENDED JUNE 30, 1997


NOTE  A      ORGANIZATION AND ACCOUNTING BASIS (Continued)

Revenue Recognition
-------------------

Interest income on forfaiting assets is recognized based on principal amounts outstanding, at applicable interest rates. Accrual of interest on loans is discontinued (non-accrual status) when reasonable doubt exists as to the full, timely collection of interests or principle, or when payment of principle or interest is past due 90 days, unless the loan is currently in the process of collection. When a loan is placed on non-interest income in the current period, income recognition on such loans is on the cash basis, unless the reasonable doubt is reversed. All cash receipts on reasonable doubt loans are applied to the principal balance

Because forfaiting assets typically mature in less than one year, the company's policy is to recognize fees and costs associated with these assets in the year received or paid.

Allowance for Loan Losses
-------------------------

Management makes regular credit reviews of the forfaiting portfolio on an individual loan basis. Past experience, current economic conditions, and problems associated with specific lenders, are all factors in determining the adequacy of the allowance balance. The allowance is increased by provision charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs.

Accrued Compensated Absences
----------------------------

The Company has not established a policy with respect to compensated absences. Accordingly, no accrual has been made as prescribed by Statement of Financial Accounting Standards No. 43.

Use of Estimates
----------------

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                               ENDED JUNE 30, 1997

NOTE B       REORGANIZATION

The following are the principal terms with respect to the exchange of shares of capital stock of Euro Trade & Forfaiting, Inc. (The Company), a Utah corporation (formerly Rotunda Oil and Mining, Inc.) for the shares of Euro Trade & Forfaiting Co. Limited (Euro Trade) a United Kingdom corporation.

Pre-Exchange Capitalization
---------------------------

On November 10, 1998, The Company declared a reverse stock split of 1 for 1,000 of the outstanding shares. As a result, 19.5 million outstanding shares were reduced to 195 thousand outstanding shares.

Euro Trade issued 15 million preferred shares and 9.2 million common shares for cash on February 25, 1997. An option for .8 million shares of the common stock was issued on the same date and funded as required by United Kingdom law.

The option was exercised immediately prior to the exchange.

Equity Conversion Mechanics
---------------------------

At the closing of the exchange, The Company issued and exchanged 11.8 million shares of restricted Rule 144 common stock for all of the outstanding common and preferred shares of Euro Trade.

After the closing, two options were granted for .5 million shares each of the company's common stock at a price of $.025. The options were exercised immediately.

Additionally, The Company issued an aggregate of 4 million new shares of common stock at $.05 per share.

The Company will hold the shares of Euro Trade, which will continue to operate as a subsidiary.

Post Exchange Capitalization
----------------------------

After the exchange and the subsequent offering of 5 million shares of common stock, the capitalization consisted of 16.9 million shares of common stock of which 11.8 million are restricted.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                               ENDED JUNE 30, 1997


NOTE B       REORGANIZATION (Continued)

Basis of Consolidation
----------------------

The accompanying financial statements have been prepared to give effect to the exchange completed on November 20, 1998. The two companies in the exchange are:

         Euro Trade & Forfaiting, Inc., a Utah corporation,
         (formerly Rotunda Oil and Mining, Inc.), "The Company"

         Euro Trade & Forfaiting Co. Limited
         a United Kingdom corporation, "Euro Trade"

         After the exchange, The Company owned all of the outstanding shares of Euro Trade. The exchange is accounted for as if The Company purchased Euro Trade for stock. All assets are reflected at historical cost. For purposes of the proforma statement of stockholders' equity, multiple transactions are considered to have taken place concurrently. All subsequent references to the company mean the combined entity.

NOTE C       PROPERTY AND EQUIPMENT

         Property and equipment consists of office furniture and computer equipment as follows:

                                               1999        1998        1997
                                             -------     -------     -------
         Cost                                $   136     $   136     $     3
         Less:  Accumulated depreciation          81          43          --
                                             -------     -------     -------
                                             $    55     $    93     $     3
                                             =======     =======     =======

         Depreciation expense                $    38     $    43     $    --
                                             =======     =======     =======


NOTE D       INCOME TAX

The Company has cumulative losses at June 30, 1999 and 1998, that could result in a net operating loss carryforwards for federal income and United Kingdom tax purposes. Ownership changes in The Company may result in an annual limitation on the utilization of operating loss carryforwards.

                        EURO TRADE & FORFAITING, INC. .
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                              ENDED JUNE 30, 1997


NOTE E       FORFAITING ASSETS

Forfaiting is a method of financing international trade. The Company purchases from an exporter the debt due by an importer when credit is required. The debt is usually evidenced by a series of negotiable financial instruments such as promissory notes or by deferred payment letters of credit opened by a bank. The notes are usually guaranteed by a bank in the importer's country and, subject to the quality of the guarantor, become marketable amongst international banks and other financial institutions. In forfaiting, the notes are purchased without recourse to the exporter.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by The Company and independent experts using available market information and appropriate valuation methodologies.

The fair value of the non-impaired financial instruments approximate carrying value due to the short-term maturity of the instruments. The fair values of the non-impaired financial instruments are (in thousand) $15,676 and $11,897 and $8,000 at June 30, 1999, 1998 and 1997, respectively.

The following disclosure of the financial instruments which are impaired is made in accordance with the requirements of SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. The carrying values of the impaired financial instruments are measured at market value.

The market value of the impaired financial instruments is as follows (in thousands):

                                                            June 30,   June 30,
                                                              1999       1998
                                                            --------   --------
   Recorded investments in impaired financial instruments   $  8,221   $  9,765
   Less allowance for losses                                  (6,740)    (7,018)
                                                            --------   --------
   Market value of impaired financial instruments           $  1,481   $  2,747
                                                            ========   ========

The activity in the allowance for losses account is as follows (in thousands):

     Beginning balance                                      $  7,018   $      0
     Additions charged to operations                               0      7,018
     Reductions - sale of asset                                  278          0
                                                            --------   --------
     Ending balance                                         $  6,740   $  7,018
                                                            ========   ========

                         EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                             THROUGH JUNE 30, 1997


NOTE E       FORFAITING ASSETS (Continued)

The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

The composition of the notes by country of issuers bank was:

                                                  June 30,            June 30,
               Country                              1999                1998
               -------                              ----                ----

             Germany                                 4.5%                0.0%
             Turkey                                 22.2                 5.7
             Russia                                 28.8                 8.6
             Ukraine                                 4.5                 5.0
             Czech Republic                          2.9                11.6
             Indonesia                              34.6                57.8
             Nigeria                                 2.5                11.3
             Thailand                               --.--               --.--
             Japan                                  --.--               --.--
                                                ---------           ---------

             Total                                100%                100%
                                                  ====                ====


NOTE F       SHORT TERM BORROWING

Short-term borrowing consisted of the following (in thousands):

                                             June 30,            June 30,
                                               1999                1998
                                               ----                ----
         Loans payable to banks              $ 7,477             $12,521
         Bank over drafts                      1,254               1,958

Interest paid on short term borrowings for the periods ended June 30, 1999 and 1998 was .7 million and $1.1 million respectively.

Weighted average interest rates on short term borrowing from banks was 6.2% and 6.6% for the years ended June 30, 1999 and 1998.

The Company had long term debt in conjunction with the purchase of office equipment.

                         EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
             AND FOR THE PERIOD FROM FEBRUARY 23, 1997 (INCEPTION)
                             THROUGH JUNE 30, 1997


NOTE G       FOREIGN EXCHANGE

The Company is subject to foreign exchange risk through future foreign currency cash flow as movement in currency exchange rates impact: 1) the U.S. dollar value of foreign currencies and 2) the U.S. dollar value of cost incurred in foreign currencies.

Foreign  exchange  gains  (losses)   included  in  the  consolidated   financial
statements at June 30, 1999 and 1998 were ($6,000) and $242,000, respectively.


NOTE H       COMMITMENTS

At June 30, 1999 and 1998, The Company had a commitment to purchase $5.2 million and $11.4 million in forfaiting assets, respectively. The Company was also a guarantor to a transaction amounting to $.8 million at June 30, 1998. The fees earned were recorded in the period that the guarantee and commitments were given.


NOTE I       MINIMUM FUTURE RENTALS

The Company occupies premises provided under a lease agreement through February 27, 2002. The lease future minimum rentals are summarized below:

                                     Year Ending
                                       June, 30                      Amount
                                       --------                     -------
                                         2000                     $ 165,500
                                         2001                       165,500
                                         2002                       110,400
                                      Thereafter                          0

The lease has an option to renew for five years.


NOTE J       INVESTMENTS IN MARKETABLE SECURITIES

All securities held at June 30, 1999 are classified as "Available for Sale" as defined by Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The securities are summarized as follows (in thousands):

                                         Cost             Market Value
                                        ------            ------------
             Common stock                1,100                1,100


Given the large number of shares and other uncertainities, there is not assurance that the full value of the shares could be realized at June 30, 1999.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         In January 1999, the Company's Board of Directors made the decision to change independent accountants. Previously the Company used as its independent accountants the firm of Jones, Jensen & Company ("JJ&Y"). The Company has engaged as its new auditors Marc Lumer & Company. Euro Trade Limited is audited in the United Kingdom by Andrew Murray and Company, Chartered Accounts. Marc Lumer & Company has audited Euro Trade Limited since its inception for its financial statements that are presented in conformity with United States generally accepted accounting principles ("GAAP").

         There were no disagreements between the Company and its former auditors JJ&C, or did JJ&C issue any adverse opinion, disclaimer of opinion, modification or qualification contained in any financial report prepared by JJ&C for the past two years.

ITEM 10. Directors and Executive Officers of Registrant

         As of the date hereof, the executive officers and directors of the Company are as follows:

    Name                             Age                Position
Chandra Sekar .......................41         Chairman of the Board and
                                                director
John Vowell..........................35         President, C.E.O. and Managing
                                                Director
Mukesh Pancholi......................41         Secretary/Treasurer and director
----------

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Utah law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors.

         The business experience of each of the persons listed above during the past five years is as follows:

         Chandra Sekar has been the Chairman of the Company's Board of Directors since 1997. During this period and since 1992, Mr. Sekar has also served as executive administrator of Polysindo UK Limited. Mr. Sekar holds a Bachelor of Industrial & System Engineering and a Master of Industrial & System Engineering from Bandung Institute of Technology. Prior to 1992, he was associated with PT. Caltex Pacific Oil Company in Indonesia, a joint venture among oil companies.

         John Vowell is the President and Managing Director of the Company responsible for day-to-day trading and administration activities and for monitoring the Company's overall trading and investment portfolio exposures. He also assists the forfaiting trading desk and in planning marketing strategy to corporations and banks for both forfaiting and structured trade and commodity finance transactions. Prior to joining Euro Trade Limited in 1997, Mr. Vowell was a Senior Manager at Standard Bank London Limited from 1994 to 1997. He was on of three founder members of the banks forfaiting team in London and developed an active primary and secondary trading book. He was responsible for the development and planning of the structured trade and commodity finance department. From 1988 to 1994, Mr. Vowell was Assistant Manager of Trade Finance for Sumitomo Bank Ltd. Mr. Vowell attended the St. Phillip Howard Secondary School in Poplar, London from 1975 to 1980, but he does not hold any college degrees.

         Mukesh Pancholi joined Euro Trade Limited in 1997 and is the Company's Secretary responsible for processing various forms of Trade Finance transactions and other document controls. He is a member of the Credit Committee and participates in all credit meetings with respect to approval of deals. Mr. Pancholi is involved with marketing and developing customer relationships and maintaining and developing existing and new banking relationships. He holds a graduate diploma in Mathematics from DeMontfort University. Prior to joining the Company, he was employed at Longulf Trading (UK) Limited from 1994 to 1997. His responsibilities included processing various forms of trade finance transactions and acting in a support role to the commodity trading desk. From 1988 to 1994 he was an account officer at BCCI International, Swiss Cottage Branch.

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. The directors are in the process of filing their initial reports on Form 5 and, hereinafter will file the Form 5 annual reports with the Commission.

ITEM 11. Executive Compensation

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company entered into employment contracts with any of the aforementioned persons.

Cash Compensation

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended June 30, 1998 and 1997, to the Company's Chief Executive Officer.

                           Summary Compensation Table

                                                Other      All
                                                Annual   Other
Name and                                        Compen-  Compen-
Principal Position     Year   Salary     Bonus  sation   sation
John Vowell            1999  $206,260  $285,410  $ -0-  $16,855
C.E.O.                 1998   228,000  $220,000    -0-   20,000
                       1997       -0-       -0-    -0-      -0-

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company as April 30, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group, and is adjusted to reflect the one (1) share for one hundred (100) shares reverse stock split effected by the Company on November 20, 1998.

Name and Address                     Amount and Nature of         Percent
of Beneficial Owner                  Beneficial Ownership       of Class(1)
-------------------                  --------------------       -----------
John Vowell *                              750,000                  4.4%
  9 King Street
  London EC2V 8EA
  United Kingdom
Collinwood Investments Ltd.              4,400,000(2)              26.0%
  East Hill Street
  P.O. Box 3944
  Bahamas
North Cascade Limited                    6,600,000(3)              39.0%
  Trident Chambers
  P.O. Box 146
  Road Town BVI
All directors and executive
  officers as a group                      750,000                  4.4%
  (3 persons in group)
------------------------------------------------------
*  Director and/or executive officer
 Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) As of April 30, 1999, there were 16,945,224 shares of common stock outstanding.
(2) The directors of Collingwood Investments Limited are Colin Pearse and Richard Baker and the secretary and principal shareholder is Richard Baker.
(3) The director of North Cascade Limited is Robert Griffin and the Secretary and principal shareholder is Richard Tanner.

ITEM 13. Certain Relationships and Related Transactions

         During the past two fiscal years, except as set forth below there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

         On December 14 1998, John Vowell, The Managing Director, of the Company, exercised warrants for 750,000 shares of the Company's common stock under an employee stock compensation Plan Regulated in the United Kingdom.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements
                                                                          Page
                                                                          ----
Report of Independent Accountant......................................     34

Consolidated Balance Sheets for June 30, 1999, 1998
     and 1997.........................................................     35

Consolidated Statement of Operation for the Years Ended
     June 30, 1999 and 1998 and for the period from
     February 23, 1997 (Inception) through June 30, 1997..............     36

Consolidated Statement of Stockholder Equity..........................     37

Consolidated  Statement of Cash Flows for the Years Ended
     June 30, 1999 and 1998 and for the period from
     February 23, 1997 (Inception) through June 30, 1997..............     38

Notes to the Consolidated Financial Statements........................     39

Exhibits

         The following exhibits are files as a part of this Report:

Exhibit No.                     Exhibit Name
----------------      -------------------------------------------------------
      2.1*            Acquisition Agreement and Plan of Reorganization with
                      Euro Trade & Forfaiting Company Limited
      3.1*            Articles of Incorporation and Amendments thereto
      3.2*            By-Laws of Registrant
      4.*             See Exhibit No. 3.1, Articles of Incorporation,
                      Article VI
     16.*             Letter from former accountant
     27.              Financial Data Schedule
----------------
             *        Previously filed as Exhibit to Company's Registration
                      Statement on Form 10

Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EURO TRADE AND FORFAITING, INC.
                                                  (Registrant)


Date: October 15, 1999                   By:  /S/ JOHN VOWELL
                                         --------------------------------
                                         John Vowell, President, Chief
                                         Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: October 15, 1999                   By:  /S/ JOHN VOWELL
                                         --------------------------------
                                         John Vowell, President, Chief
                                         Executive Officer and Director



Date: October 15, 1999                   By:  /S/ CHANDRA SEKAR
                                         --------------------------------
                                         Chandra Sekar, Chairman of the
                                         Board and Director



Date: October 15, 1999                   By:  /S/ MUKESH PANCHOLI
                                         ---------------------------------
                                         Mukesh Pancholi,
                                         Secretary/Treasurer and Director
                                         (Principal Accounting Officer)