Form 10-Q
period 1999-09-30
EURO TRADE FORFAITING INC
filed 1999-11-24
CIK 1075249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
                                                      ---------    ---------
                        Commission File Number 000-26031

                          EURO TRADE & FORFAITING, INC.
             (Exact name of registrant as specified in its charter)

           UTAH                                        87-0571580
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

             4835 North O'Connor, Suite 134-346, Irving, Texas 75062 (Address of principal executive offices)


Registrant's telephone no., including area code:  (817) 267-1866

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                   Outstanding as of November 15, 1999

Common Stock, $.001 par value                        16,945,224


                                TABLE OF CONTENTS

Heading                                                                                              Page
-------                                                                                              ----
                          PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements                                                              3

Item 2.             Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations......................................................................17

Item 3.             Quantitative and Qualitative Disclosures About
                     Market Risk.....................................................................21

                                            PART II. OTHER INFORMATION

Item 1.           Legal Proceedings..................................................................23

Item 2.           Changes in Securities and Use of Proceeds..........................................23

Item 3.           Defaults Upon Senior Securities....................................................23

Item 4.           Submission of Matters to a Vote of
                    Security Holders.................................................................23

Item 5.           Other Information..................................................................23

Item 6.           Exhibits and Reports on Form 8-K...................................................23

                  SIGNATURES.........................................................................24

                                                      PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Euro Trade & Forfaiting, Inc. (the "Company").


                          EURO TRADE & FORFAITING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                         EURO TRADE & FORFAITING, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          September 30,               June 30,
                                                             1999                      1999
ASSETS

CURRENT ASSETS
Cash                                                       $ 12,517                  $  9,927
Cash - compensating balances                                  5,200                    13,148
Interest receivable                                             280                     1,337
Forfaiting assets (net of allowance)                          6,046                    17,157
Investments in marketable securities                          1,100                     1,100
Other assets and prepaid expenses                             4,360                       106
                                                           --------                  --------

         TOTAL CURRENT ASSETS                                29,503                    42,775

PROPERTY AND EQUIPMENT - NET                                     45                        55
                                                           --------                  --------

                   TOTAL ASSETS                            $ 29,548                  $ 42,830
                                                           ========                  ========

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and bank overdrafts                       $  1,063                  $ 10,598
Accrued expenses                                                264                       425
Loans payable
         Bank                                                 3,573                     7,477
                                                           --------                  --------
         TOTAL CURRENT LIABILITIES                            4,900                    18,500
                                                           --------                  --------

LOAN PAYABLE - NET OF CURRENT PORTION                            18                        24

COMMITMENT                                                     --                        --
                                                           --------                  --------

                   TOTAL LIABILITIES                          4,918                    18,524
                                                           --------                  --------

STOCKHOLDERS' EQUITY
         Common Stock, Par value $0.001, authorized,
         50,000 shares; issued and outstanding
         16,945 shares                                           17                        17
         Additional paid-in capital                          25,264                    25,264
         Retained earnings (deficit)                           (306)                     (630)
         Receivable from stockholder                           (345)                     (345)
                                                           --------                  --------
         TOTAL STOCKHOLDERS' EQUITY                          24,630                    24,306
                                                           --------                  --------

         TOTAL LIABILITY AND STOCKHOLDERS' EQUITY          $ 29,548                  $ 42,830
                                                           ========                  ========


                             See accompanying notes




                          EURO TRADE & FORFATING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)

                                                          September 30,            September 30,
                                                              1999                      1998

REVENUE                                                      $ 1,074                  $ 1,524

COST OF REVENUES
Interest                                                         257                      238

                                                             -------                  -------
           TOTAL COST OF REVENUE                                 257                      238
                                                             -------                  -------

                     GROSS PROFIT                                817                    1,286

           Selling, general and administrative                   493                      428
                                                             -------                  -------

NET INCOME                                                   $   324                  $   858
                                                             =======                  =======

PRIMARY AND FULLY DILUTED
NET INCOME PER SHARE                                         $  0.02                  $  0.06
                                                             =======                  =======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND COMMON
   SHARES EQUIVALENTS OUTSTANDING                             14,468                   14,468
                                                             =======                  =======



                             See accompanying notes


                 See accompanying notes EURO TRADE & FORFAITING,
                                      INC.
                         STATEMENT OF STOCKHOLDER EQUITY
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
            AND FOR THE PERIOD FROM FEBRUARY 25, 1997 (INCEPTION) TO
                                  JUNE 30, 1999
                                 (In Thousands)
                                                                      Paid-in   Retained   Receivable
                                               Shares     Amount      Capital   Earnings   Stockholder  Total
                                               ------     ------      -------   --------   -----------  -----

BALANCE, February 25, 1997                   $   --     $   --     $   --     $   --      $   --      $   --

Retroactive adjustment for transaction
of November 23, 1998:
Sale of Stock                                  11,750         12     24,988    (25,000)       --          --
Recapitalization                                  195       --           56        (56)       --          --
                                             --------   --------   --------   --------    --------    --------

RESTATED BALANCE, February 25, 1997            11,945         12     25,044        (56)    (25,000)       --

Net Income                                       --         --         --          304        --           304
                                             --------   --------   --------   --------    --------    --------

BALANCE, June 30, 1997                         11,945         12     25,044        248     (25,000)        304

Payment received on Stockholder receivable     25,000     25,000
Net Loss                                         --         --         --       (4,992)       --        (4,992)
                                             --------   --------   --------   --------    --------    --------

BALANCE, June 30, 1998                         11,945         12     25,044     (4,744)          0      20,312

Net income                                       --         --         --          858        --           858
                                             --------   --------   --------   --------    --------    --------

BALANCE
September 30, 1998 (unaudited)                 11,945         12     25,044     (3,886)       --        21,170

Sale of shares for cash                         4,000          4        196       --          (200)       --
Exercise of option                              1,000          1         24       --           (25)       --
Stockholder advance                              --         --         --         --          (120)       (120)
Net income                                       --         --         --        3,256        --         3,256
                                             --------   --------   --------   --------    --------    --------

BALANCE, June 30, 1999                         16,945         17     25,264       (630)       (345)     24,306
Net Income                                       --         --         --          324        --           324
                                             --------   --------   --------   --------    --------    --------
BALANCE
September 30, 1999 (unaudited)               $ 16,945   $     17   $ 25,264   $   (306)   $   (345)   $ 24,630
                                             ========   ========   ========   ========    ========    ========

                             See accompanying notes


                         EURO TRADE & FORFAITING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)

                                                          September 30,               September 30,
                                                               1999                     1998


CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income from operations                              324                      858
         Purchases of forfaiting assets                      (11,328)                  (5,987)
         Cost of forfaiting assets sold and sale proceeds     22,439                    4,691
         Depreciation                                             10                        9
         Adjustments to reconcile net income
         to net cash provided (used) by
         operating activities:
         (Increases) decrease in:
              Interest receivable                              1,057                       45
              Other assets and prepaid expenses               (4,254)                  (2,348)
         Increase (decrease) in:
              Accounts payable and overdrafts                 (9,535)                    (612)
              Accrued expenses                                  (161)                    (567)
                                                            --------                 --------
              NET CASH (USED IN) PROVIDED
              BY OPERATING ACTIVITIES                         (1,448)                  (3,911)
                                                            --------                 --------

CASH FLOW FROM FINANCING ACTIVITIES
         Loans from banks (repayment)                         (3,910)                   1,903
         (Increase) decrease in compensating balances          7,948                   (1,551)
                                                            --------                 --------
              NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                             4,038                      352
                                                            --------                 --------

CASH FLOWS FROM INVESTING
         Sales of stock                                         --                       --
         Purchases of marketable securities                     --                       --
                                                            --------                 --------
              NET CASH  PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                              --                       --
                                                            --------                 --------

INCREASE (DECREASE)IN CASH                                     2,590                   (3,559)

CASH AT BEGINNING OF PERIOD                                    9,927                   13,325
                                                            --------                 --------

CASH AT END OF PERIOD                                       $ 12,517                 $  9,766
                                                            ========                 ========



                             See accompanying notes

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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


Significant Accounting Policies Basis Of Consolidation
-------------------------------------------------------

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


Compensating Balances
---------------------

Cash in the amount of $5.2 million was on deposit in financial institutions as compensating balances for loans and commitments. The amount is based on the financial institutions assessment of risk. See Note F. The Company borrows the funds necessary to purchase forfaiting assets. The lenders require that cash be deposited in interest bearing accounts until the corresponding loan matures.

Collateral
----------

The Company reports assets that it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or re-pledge the assets, or when Euro Trade can substitute collateral or otherwise redeem it on short notice.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NOTE A   ORGANIZATION AND ACCOUNTING BASIS (Continued)

Transactions of Foreign Currencies
----------------------------------

The Company and its subsidiary treat the U.S. dollar as their functional currency. Accordingly, gains and losses resulting from the translation of accounts designated in other than the functional currency are reflected in the determination of net income.

At September 30, 1999, monetary assets and liabilities of The Company are denominated in the following currencies:

                                                                   U.S.          Pounds        Deutsche
                                                  Total           Dollars       Sterling         Marks
                                                  -----           -------       --------         -----
Forfaiting Assets                                  100%             66             2              32
Current Liabilities                                100%              1             26             73

At June 30, 1999, monetary as
sets and liabilities of The Company are denominated in the following currencies: U.S. Pounds Deutsche Total Dollars Sterling Marks

                                                                   U.S.          Pounds        Deutsche
                                                  Total           Dollars       Sterling         Marks
                                                  -----           -------       --------         -----
Forfaiting Assets                                  100%             73             --             27
Current Liabilities                                100%             63             1              37


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

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NOTE A   ORGANIZATION AND ACCOUNTING BASIS (Continued)

Depreciation
------------

Depreciation is calculated to write down the cost of tangible fixed assets to their residual values over the period of their estimated useful lives using the straight-line method as follows:

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

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

Interim Financial Information (Unaudited)
-----------------------------------------

The accompanying unaudited financial statements for the three months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation, have been included. Results for the interim period are not necessarily indicative of the results to be expected for a full year.

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

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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


NOTE C   PROPERTY AND EQUIPMENT

Property and equipment consists of office furniture and computer equipment as follows:

                                        September 30,            June 30,
                                            1999                   1999
                                       ------------           -------------
     Cost                              $       136             $        136
     Less: Accumulated depreciation              91                      81
                                       ------------           -------------
                                       $         45            $         55
                                       ============            ============
     Depreciation expense              $         10            $         38
                                       ============            ============



NOTE D   INCOME TAX

The Company has cumulative losses at September 30, and June 30, 1999, that could result in a net operating loss carry forwards for federal income and United Kingdom tax purposes. Ownership changes in The Company may result in an annual limitation on the utilization of operating loss carryforwards.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

The fair value of the non-impaired financial instruments approximate carrying value due to the short-term maturity of the instruments. The fair values of the non-impaired financial instruments are (in thousand) $4,582 and $15,676 at September 30 and June 30, 1999 respectively.

The following disclosure of the financial instruments which are impaired is made in accordance with the requirements of SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. The carrying values of the impaired financial instruments are measured at market value.

The market value of the impaired financial instruments is as follows (in thousands):

                                                                          September 30,              June 30,
                                                                               1999                    1999
                                                                        -------------------      ---------------
   Recorded investments in impaired financial instruments               $              8,221     $         8,221
   Less allowance for losses                                            $            (6,740)            (6,740)
                                                                        -------------------      ---------------
   Market value of impaired financial instruments                       $              1,481     $         1,481
                                                                        ====================     ===============


The activity in the allowance for losses account is as follows (in thousands):

                                                                          September 30,              June 30,
                                                                              1999                    1999
                                                                        -------------------      ---------------
   Beginning balance                                                    $        6,740           $         7,018
   Additions charged to operations                                                   0                         0
   Reductions - sale of asset                                                        0                       278
                                                                        -------------------      ---------------
   Ending balance                                                       $        6,740           $         6,740
                                                                        ==============           ===============

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NOTE E   FORFAITING ASSETS (Continued)

The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

The composition of the notes by country of issuers bank was:

                                             September 30,          June 30,
          Country                                1999                1999
         ------------                        ------------        ------------

          Germany                                 6.1%                4.5%
          Turkey                                 26.1                22.2
          Russia                                 48.8                28.8
          Ukraine                                 7.5                 4.5
          Czech Republic                          9.1                 2.9
          Indonesia                              -.--                34.6
          Nigeria                                 2.4                 2.5
          Thailand                              --.--               --.--
          Japan                                 --.--               --.--
                                             ------------        ------------
          Total                                  100%                100%
                                             ============         ============

NOTE F   SHORT TERM BORROWING

Short-term borrowing consisted of the following (in thousands):

                                            September 30,          June 30,
                                                1999                 1999
                                            ------------           --------
         Loans payable to banks             $  3,573                $7,477
         Bank over drafts                        650                 1,254

Interest paid on short term borrowings for the periods ended September 30, and June30, 1999 was 0.3 million and $0.7 million respectively.

Weighted average interest rates on short term borrowing from banks was 6.2% for the periods ended September 30, and June 30, 1999.

The Company had long term debt in conjunction with the purchase of office equipment.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NOTE G   FOREIGN EXCHANGE

The Company is subject to foreign exchange risk through future foreign currency cash flow as movement in currency exchange rates impact: 1) the U.S. dollar value of foreign currencies and 2) the U.S. dollar value of cost incurred in foreign currencies.

Foreign  exchange  gains  (losses)   included  in  the  consolidated   financial
statements at September 30, 1999 was 9,200.


NOTE H   COMMITMENTS

At September 30, 1999, The Company had a commitment to purchase $5.2 million and $9.0 million in forfaiting assets. The fees earned were recorded in the period that the commitments were given.


NOTE I   MINIMUM FUTURE RENTALS

The Company occupies premises provided under a lease agreement through February 27, 2002. The lease future minimum rentals are summarized below:

                          Year Ending June, 30                        Amount
                          --------------------                    ------------
                                 2000                             $  165,500
                                 2001                                165,500
                                 2002                                110,400
                              Thereafter                                   0

The lease has an option to renew for five years.


NOTE J   INVESTMENTS IN MARKETABLE SECURITIES

All securities held at September 30, 1999 are classified as "Available for Sale" as defined by Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The securities are summarized as follows (in thousands):

                            Cost                            Market Value
                        ------------                        ------------
Common stock                1,100                              1,100

Given the large number of shares and other uncertainties, there is not assurance that the full value of the shares could be realized at September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

         The following table sets forth the percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended September 30, 1999 and 1998. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                                                   Three Months Ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                                1999                 1998
                                                                             ---------             ---------
                                                                                       (Unaudited)
         Total revenue....................................................     100%                  100%
         Cost of revenues - interest......................................      24                    16
         Provision for losses..............................................      -                     -
         Gross profit......................................................     76                    84
         Selling, general and administrative
           expenses........................................................     46                    28
         Net income (loss).................................................     30                    56


         For the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

         Revenues for the three month period ended September 30, 1999 ("first quarter of 1999") decreased 27% to $1.1 million from $1.5 million in for the three month period ended September 30, 1998 ("first quarter of 1998"). This decrease in revenue is attributed primarily to reduction in trading activity due to deteriorating market conditions, resulting in a decrease in the portfolio of forfaiting assets during the quarter and an increase in cash and cash equivalents at the end of the quarter. Revenue in the first quarter arose from the sale of Indonesian assets and proceeds received from another asset held to maturity. The Indonesian assets were sold in the period due to deteriorating market conditions in East Timor. During the first quarter of 1998, there were no negative external factors affecting the sale of assets.

         Cost of revenues increased 8% for the first quarter of 1999 compared to the 1998 period. This result is due to interest expense increasing to $257,000 in the first quarter of 1999 from $238,000 in 1998, reflecting higher interest costs due a higher level of borrowing related to financing a greater number of transactions during the 1999 period.

         Selling, general and administrative expenses for the first quarter of 1999 increased 15% to $493,000 from $428,000 in 1998. This result is attributed to increased operating activity and increased legal and accounting costs incurred in filing the Company's registration statement with the Securities and Exchange Commission in 1999.

         Net income for the first quarter of 1999 totaled $324,000, or $.02 per share of common stock, compared to net income for the first quarter of 1998 of $858,000 or $.05 per share of common stock.

         No tax provision has been made for three month period ended September 30, 1999, or for the fiscal years ended June 30, 1999, 1998 or 1997, based on pre-tax operation losses. The Company pays taxes under both the United Kingdom and United States tax laws.

Liquidity and Capital Resources

         Short term trading investments and related short-term borrowings are reported as cash flow from operating activities. Working capital at September 30, 1999 was a $24.0 million compared to $33.2 million at June 30, 1999. This 28% decrease in working capital is attributed to the $5.4 million (23%) decrease in cash due to increases in other current assets and loans, and $11.1 million (65%) decrease in forfaiting assets, reflecting sale and maturity of assets during the quarter with no corresponding further acquisition of assets. Partially offsetting the decrease in working capital was the $9.5 million (90%) decrease accounts payable due to reduction of overdrafts and short-term loans, achieved from the sales proceeds from forfaiting assets, and the $3.9 million decrease in bank loans payable, reflecting repayment made from sale and/or maturity of corresponding forfaiting assets.

         Net cash used in operating activities for the first quarter of 1999 was $1.4 million compared to $3.9 million used in the first quarter of 1998. This was due primarily to a comparative reduction in trading activity during the quarter.

         Net cash used in financing activities for the first quarter of 1999 was $900,000 compared to $2.0 million provided by financing activities for the comparable 1998 period. This is attributed primarily to the $7.9 million decrease in compensating balances during the first quarter of 1999. The Company did not use or realize any cash flow from investing in either the first quarter of 1999 or 1998.

         At September 30, 1999 the Company had total assets of $29.5 million and stockholders' equity of $24.6 million. In comparison, at June 30, 1999, the Company had total assets of $42.8 million and total stockholders' equity of $24.3 million.

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

Risk Factors and Cautionary Statements

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: trading market risks, currency fluctuations, wold economic conditions and risks generally associated with the trading of financial instruments.

Item 3.           Quantitative and Qualitative Disclosures About Market
                  Risk

         Foreign Currency Exchange Rate Risk

         The Company is subject to the risk of price fluctuations related to anticipated revenues, operating costs and expenditures incurred in currencies other than US dollars. The Company has not generally used derivative instruments to manage this risk.

         Equity Price Risk

         The Company is not currently subject to equity price risk resulting from investments in marketable equity securities of unrelated parties. Any future investments will be accounted for in accordance with Statement of Financial Accounting Standards No. 115. Accounting for Certain Investments in Debt and Equity Securities "SFAS 115".

         The Company has financed its operations primarily through purchase and sale of forfaiting assets. In the three months ended September 30, 1999, cash used in operations was $1.4 million. This is attributed to net income for the period of $324,000 and a decrease in forfaiting assets accounts payable and overdrafts by $11.1 million and $9.5 million respectively, and an increase of other assets of $4.2 million. The Company had an accumulated deficit at September 30, 1999 of $317,000. The Company did not provide for any additional loan losses in the unaudited results for the three months ended September 30, 1999. Management believes that reserves accrued in the prior periods are adequate to provide for loan losses in the existing forfaiting asset portfolio.

         At September 30, 1999 the Company's principal source of liquidity was $17.7 million in cash, of which $5.2 million is held as compensating balances on Bank debt of $3.6 million. At September 30, 1999 the Company had no material long-term debt or long term commitments.

         There can be no assurance that either the net income for the period or the current loan loss provisions are indicative of future operations. There are no assurances that continuing financing will be available at terms favorable to the Company. The Company has no current plans to raise capital from the sale of its stock.

Interest Rate Risk

         The Company is subject to the effects of interest rate fluctuations on its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in the 1999 period-end interest rates on the fair value of its financial instruments is provided in the following table.


Dollars in Thousands

                                                                        Fair
                                                    Carrying           Market           Incremental (1)
                                                     Value             Value             Incr./(Decr.)
                                               ------------------ ---------------- -------------------------
Financial assets:
  Investment in Forfaiting Assets                    $6,046           $5,959                     $(87)
Financial liabilities:
  Fixed-rate and variable rate debt
 ( all due within one year)                          $3,573           $3,604                     $ 31

(1) Reflects a 10 % increase in interest rate of financial assets and a 10% decrease in interest rates of financial liabilities.

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

         At September 30, 1999, the Company's operating portfolio included forfaiting assets totaling $6.0 million after allowance for $7.0 million loan reserves. The fair value of these instruments will increase or decrease as a result of changes in market interest rates. The Company accounts for these financial instruments in accordance with SFAS 107. Accordingly, each year the Company adjusts the balances of its portfolio to fair market value. With any resulting adjustment being charged or credited to income as an unrealized loss or gain and included in cost of revenue. Realized gains and losses resulting from the disposition of such assets are recorded as income in the period during which such disposition takes place. During the first quarter of 1999, the Company realized gains of $790,000 in connection with its forfaiting asset portfolio. The Company provides no assurance that these results are representative on a going forward basis.

         The Company's exposure to increases in interest rates that might result in a corresponding decrease in the fair value of its forfaiting assets portfolio could have an unfavorable effect on the Company's results of operations and cash flows.

                                     PART II

Item 1.           Legal Proceedings

         There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Changes In Securities and Use of Proceeds

         This Item is not applicable to the Company.

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.           Other Information

         This Item is not applicable to the Company.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 - Financial Data Schedules

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EURO TRADE & FORFAITING, INC.



Date:  November 23, 1999                     By: /S/ JOHN VOWELL
                                                 -----------------------------
                                                 John Vowell, President,
                                                 Chief Executive Officer
                                                 and Director


Date:  November 23, 1999                     By:  /S/ MUKESH PANCHOLI
                                                 -----------------------------
                                                  Mukesh Pancholi
                                                  Secretary, Treasurer
                                                  and Director


Date:  November 23, 1999                     By:  /S/ NAREN DESAI
                                                 -----------------------------
                                                  Naren Desai
                                                  Principal Accounting
                                                  Officer