Form 10-Q
period 1999-12-31
EURO TRADE FORFAITING INC
filed 2000-02-14
CIK 1075249

==========================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1999

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

            9 King Street, Third Floor, London, England, EC2V 8EA
                  (Address of principal executive offices)

                             (0171) 776 4600
           (Registrant's telephone number, including area code)

         4835 North O'Connor, Suite 134-346 Irving, Texas, 75062
             (Former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

        Class                             Outstanding at February 10, 2000
        -----                             --------------------------------

        Common Stock, $0.01               16,945,224
        par value

==========================================================================

FORWARD-LOOKING STATEMENTS

Statements in this report, to the extent that they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in interest rates, prices, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.


                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        EURO TRADE & FORFAITING, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                               (Unaudited)





FORM 10-Q
QUARTERLY REPORT PAGE 2

                         EURO TRADE & FORFAITING, INC.
                          Consolidated Balance Sheets
                                 (Unaudited)
                               (in thousands)



                                         December 31, 1999   June 30, 1999
                                         -----------------   -------------

                                   ASSETS


Current assets
   Cash and cash equivalents             $   13,188          $   9,927
   Cash - compensating balances               4,419             13,148
   Interest receivable                          159              1,337
   Forfaiting assets (net of allowance)      10,418             17,157
   Investments in marketable securities           -              1,100
   Other assets and prepaid expenses          4,904                106
                                         ----------          ---------
      Total current assets                   33,088             42,775

   Property and equipment - net                  35                 55
                                         ----------          ---------
      Total assets                       $   33,123          $  42,830
                                         ==========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable and bank overdrafts  $    1,458          $  10,598
   Accrued expenses                             276                425
   Bank loans payable                         7,946              7,477
                                         ----------          ---------
      Total current liabilities               9,680             18,500
                                         ----------          ---------

   Loan payable - net of current portion         12                 24
                                         ----------          ---------
      Total liabilities                       9,692             18,524
                                         ----------          ---------

                             STOCKHOLDERS' EQUITY

Common stock, par value $0.01, authorized,
  50,000 shares; issued and outstanding
  16,945 shares                                  17                 17
Additional paid-in capital                   25,264             25,264
Deficit                                      (1,505)              (630)
Receivable from stockholder                    (345)              (345)
                                         ----------          ---------
   Total stockholders' equity                23,431             24,306
                                         ----------          ---------
                                         $   33,123          $  42,830
                                         ==========          =========


The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT PAGE 3

                       EURO TRADE & FORFAITING, INC.
                   Consolidated Statements of Operations
                               (Unaudited)
                  (in thousands, except per share amounts)



                                     For the Six         For the Six
                                     Months Ended        Months Ended
                                     December 31, 1999   December 31, 1998
                                     -----------------   -----------------


Revenue                              $   1,657           $   4,078

Cost of revenue
   Interest                                309                 448
                                     ---------           ---------

Total cost of revenue                      309                 448
                                     ---------           ---------

Gross profit                             1,348               3,630

Selling, general and administrative
  expenses                               2,223               1,154
                                     ---------           ---------

Net (loss) income                    $    (875)          $   2,476
                                     =========           =========

Basic and diluted loss (earnings)
  per share                          $   (0.06)          $    0.17
                                     =========           =========

Weighted average number of
  common shares outstanding             14,468              14,468
                                     =========           =========






The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT PAGE 4

                         EURO TRADE & FORFAITING, INC.
                     Consolidated Statements of Operations
                                 (Unaudited)
                    (in thousands, except per share amounts)



                                     For the Three       For the Three
                                     Months Ended        Months Ended
                                     December 31, 1999   December 31, 1998
                                     -----------------   -----------------


Revenue                              $     583           $   2,554

Cost of revenue
   Interest                                 52                 210
                                     ---------           ---------

Total cost of revenue                       52                 210
                                     ---------           ---------

Gross profit                               531               2,344

Selling, general and administrative
  expenses                               1,730                 726
                                     ---------           ---------

Net (loss) income                    $  (1,199)          $   1,618
                                     =========           =========

Basic and diluted loss (earnings)
  per share                          $   (0.08)          $    0.11
                                     =========           =========

Weighted average number of common
  shares outstanding                    14,468              14,468
                                     =========           =========








The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT PAGE 5

                        EURO TRADE & FORFAITING, INC.
                    Consolidated Statements of Cash Flows
                               (Unaudited)
                             (in thousands)



                                     For the Six         For the Six
                                     Months Ended        Months Ended
                                     December 31, 1999   December 31, 1998
                                     -----------------   -----------------


Cash flow from operating
  activities:
   Net (loss) income from
     operations                      $   (875)            $   2,476
   Purchases of forfaiting assets     (12,053)              (25,362)
   Cost of forfaiting assets sold
     and sale proceeds                 18,792                26,967
   Depreciation                            20                    19
   Write-off of investments             1,100                     -
   Adjustments to reconcile net
    income to net cash provided
     (used) by operating activities:
       (Increase) decrease in:
         Interest receivable            1,178                   658
         Other assets and prepaid
           expenses                    (4,798)               (1,091)
       Increase (decrease) in:
         Accounts payable and
           bank overdrafts             (9,140)                 (927)
         Accrued expenses                (149)                 (594)
                                    ---------             ---------
           Net cash (used in)
             provided by operating
             expenses                  (5,925)                2,146
                                    ---------             ---------

Cash flow from financing activities
   Loans from banks                       457                   821
   (Increase) decrease in
     compensating balances              8,729                (1,472)
                                    ---------             ---------
           Net cash provided by
             (used in) financing
             activities                 9,186                  (651)
                                    ---------             ---------

Cash flow from investing
  activities                                -                     -
                                    ---------             ---------

Increase in cash                        3,261                 1,495
Cash and cash equivalents,
  beginning of period                   9,927                13,325
                                    ---------             ---------
Cash and cash equivalents,
  end of period                     $  13,188             $  14,820
                                    =========             =========




The accompanying notes are an integral part of these financial statements.

FORM 10-Q
QUARTERLY REPORT PAGE 6

                        EURO TRADE & FORFAITING, INC.
                 Notes to Consolidated Financial Statements
                              December 31, 1999
                                 (Unaudited)

Note 1.  Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Euro Trade & Forfaiting, Inc. and its subsidiary (collectively, the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended June 30, 1999. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2.  (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted (loss) earnings per share takes into consideration common shares of outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Note 3.  Revenue Recognition

Interest income on forfaiting assets is recognized based on principal amounts outstanding, at applicable interest rates. Accrual of interest on loans is discontinued (non-accrual status) when reasonable doubt exists as to the full, timely collection of interest or principal, or when payment of interest and principal is past due 90 days, unless the loan is currently in the process of collection. When a loan is placed on non-accrual status in the current period, income recognition on such loan is on the cash basis, unless the reasonable doubt is reversed. All cash receipts on doubtful loans are applied to the principal balance.

Because forfaiting assets typically mature in less than one year, the Company's policy is to recognize fees and costs associated with these assets in the year received or paid.

Note 4.  Forfaiting Assets

Forfaiting is a method of financing international trade. The Company purchases from an exporter the debt due from an importer when credit is required. The debt is usually evidenced by a series of negotiable financial instruments such as promissory notes or by deferred payment letters of credit

FORM 10-Q
QUARTERLY REPORT PAGE 7
opened by a bank. The notes are usually guaranteed by a bank in the importer's country and, subject to the quality of the guarantor, become marketable amongst international banks and other financial institutions. In forfaiting, the notes are purchased without recourse to the exporter.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company and independent experts using available market information and appropriate valuation methodologies.

The fair value of the non-impaired financial instruments approximate carrying value due to the short-term maturity of the instruments. The fair value of the non-impaired financial instruments are (in thousands) $9,168 and $15,676 at December 31, 1999 and June 30, 1999, respectively.

Management makes regular credit reviews of the forfaiting portfolio on an individual loan basis. Past experience, current economic conditions and problems associated with specific lenders are all factors in determining the adequacy of the allowance for losses. The allowance is increased by provision charged to operating expense, and reduced by recoveries and charge-offs.

The following disclosure of the financial instruments which are impaired is made in accordance with the requirements of SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The carrying value of the impaired financial instruments are measured at fair value.

The fair value of the impaired financial instruments is as follows (in thousands):



                                              December 31,      June 30,
                                                  1999            1999
                                              ------------      --------
                                               (unaudited)


Recorded investments in impaired
  financial instruments                       $   7,990         $   8,221
Less allowance for losses                        (6,740)           (6,740)
                                              ---------         ---------
Fair value of impaired
  financial instruments                       $   1,250         $   1,481
                                              =========         =========



The activity in the allowance for losses account is as follows (in thousands):




                                              December 31,      June 30,
                                                  1999            1999
                                              ------------      ---------
                                              (unaudited)


Beginning balance                             $   6,740         $   7,018
   Reductions - sale of asset                         -               278
                                              -----------       ---------
Ending balance                                $   6,740         $   6,740
                                              ===========       =========



FORM 10-Q
QUARTERLY REPORT PAGE 8

The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

The composition of the notes held by the Company by country of issuer banks was, at the following dates, as follows:




                                             December 31,         June 30,
      Country                                    1999               1999
      -------                                ------------         --------


      Germany                                   0%                 4.5%
      Turkey                                 44.3                 22.2
      Russia                                 36.7                 28.8
      Ukraine                                 5.6                  4.5
      Czech Republic                          5.7                  2.9
      Indonesia                              --.-                 34.6
      Nigeria                                 7.7                  2.5
                                             ----                 ----
      Total                                   100%                 100%
                                             ====                 ====


Note 5.  Commitments

At December 31, 1999, the Company had commitments to purchase $11.0 million in forfaiting assets.






FORM 10-Q
QUARTERLY REPORT PAGE 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information discussion and analysis of the financial condition and results of operation of the Company for the six month period ended December 31, 1999 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended December 31, 1999

The following table sets forth the approximate percentage relationship to total revenues of the principal items contained in the Company's
Consolidated Statements of Operations for the six month periods ended December 31, 1999 and 1998.



                                           Six Months Ended
                                              December 31,
                                           1999        1998
                                           ----        ----
                                              (Unaudited)


   Total revenue                           100%        100%
   Cost of revenues - interest              19          11
   Gross profit                             81          89
   Selling, general and administrative
     expenses                              134          28
   Net (loss) income                       (53)         61



Revenues for the six month period ended December 31, 1999 decreased by 59% to $1.7 million from $4.1 million for the comparative period of 1998, primarily as a result of a reduction in trading activity due to deteriorating market conditions, which resulted in a decrease in the portfolio of forfaiting assets and an increase in cash and cash equivalents. Revenue in the six month period ended December 31, 1999 arose from the sale of Indonesian assets and proceeds received from another asset held to maturity. The Indonesian assets were sold in the period due to deteriorating market conditions in East Timor. During the six month period ended December 31, 1998, there were no similar negative external factors affecting the sale of assets.

Cost of revenues decreased by 31% for the six month period ended December 31, 1999 to $0.3 million from $0.4 million in the comparative period of 1998, as a result of lower interest expense due to a lower level of borrowing related to financing a lesser number of transactions.

Selling, general and administrative expenses for the six month period ended December 31, 1999 increased 93% to $2.2 million from $1.2 million in the same period in 1998, primarily as a result of a $1.1 million write-off of marketable investments.

The Company had net loss of $0.9 million, or $0.06 per share, for the six month period ended December 31, 1999, compared to net income of $2.5 million, or $0.17 per share, for the comparative period of 1998.


FORM 10-Q
QUARTERLY REPORT PAGE 10

No tax provision has been made for the six month period ended December 31, 1999 or for the fiscal years ended June 30, 1999, 1998 or 1997, based on pre-tax operation losses. The Company pays taxes under both United Kingdom and United States tax laws.

Results of Operations - Three Months Ended December 31, 1999

The following table sets forth the approximate percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the three month periods ended December 31, 1999 and 1998.




                                           Six Months Ended
                                              December 31,
                                           1999        1998
                                           ----        ----
                                              (Unaudited)


   Total revenue                           100%        100%
   Cost of revenues - interest               9           8
   Gross profit                             91          92
   Selling, general and administrative
     expenses                              297          28
   Net (loss) income                      (206)         64


Revenues for the three month period ended December 31, 1999 decreased by 77% to $0.6 million from $2.6 million for the comparative period of 1998, primarily as a result of a reduction in trading activity due to deteriorating market conditions, which resulted in a decrease in the portfolio of forfaiting assets and an increase in cash and cash equivalents. Revenue in the three month period ended December 31, 1999 arose from the sale of Indonesian assets and proceeds received from another asset held to maturity. The Indonesian assets were sold in the period due to deteriorating market conditions in East Timor. During the three month period ended December 31, 1998, there were no similar negative external factors affecting the sale of assets.

Cost of revenues decreased by 75% for the three month period ended December 31, 1999 to $52,000 from $0.2 million in the comparative period of 1998, as a result of lower interest expense due to a lower level of borrowing related to financing a lesser number of transactions.

Selling, general and administrative expenses for the three month period ended December 31, 1999 increased 138% to $1.7 million from $0.7 million in the same period in 1998, primarily as a result of a $1.1 million write-off of marketable investments.

The Company had net loss of $1.2 million, or $0.08 per share, for the three month period ended December 31, 1999 compared to net income of $1.6 million, or $0.11 per share, for the comparative period of 1998.


FORM 10-Q
QUARTERLY REPORT PAGE 11

Liquidity and Capital Resources

Short term trading investments and related short-term borrowings are reported as cash flow from operating activities. Working capital at December 31, 1999 was $23.4 million compared to $24.3 million at June 30, 1999. This 4% decrease in working capital is attributable to a $5.5 million (24%) decrease in cash and compensating balances due to increases in other current assets and prepaid expenses and a $6.7 million (39%) decrease in forfaiting assets, reflecting the sale and maturity of assets during the quarter with no corresponding further acquisition of assets. Partially offsetting the decrease in working capital was a $9.1 million (86%) decrease in accounts payable and bank overdrafts due to a reduction in overdrafts and short-term loans, achieved from the sale proceeds from forfaiting assets.

Net cash used in operating activities for the six month period ended December 31, 1999 was $5.9 million compared to $2.1 million provided by operating activities in the same period in 1998. This was due primarily to an increase in other assets and prepaid expenses and a reduction in accounts payable and bank overdrafts.

Net cash provided by financing activities for the six month period ended December 31, 1999 was $9.2 million compared to $0.7 million used in financing activities in the same period in 1998. This was due primarily to a $8.7 million decrease in compensating balances during the six month period ended December 31, 1999.

Cash and cash equivalents increased to $13.2 million at December 31, 1999 from $9.9 million at June 30, 1999.

At December 31, 1999 the Company had total assets of $33.1 million and stockholders' equity of $23.4 million, compared to total assets of $42.8 million and total stockholders' equity of $24.3 million in the same period in 1998.

Foreign Currency

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. Approximately 92% of the Company's cash and cash equivalents are denominated in U.S. dollars, while approximately 75% of the Company's forfaiting assets and 82% of its current liabilities are denominated in deutschmarks.

Since substantially all of the Company's revenues are received in deutschmarks, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period.

The Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.


FORM 10-Q
QUARTERLY REPORT PAGE 12

Year 2000

The Company has not experienced any difficulties associated with the changeover to the year 2000. While management of the Company believes that it took adequate steps to address the year 2000 issue, and the Company is not aware of any difficulties experienced by its clients associated with the changeover to the year 2000, there can be no assurance that difficulties associated with the year 2000 issue may not arise in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the Company's annual report on Form 10-K for the year ended June 30, 1999 for information concerning market risk. The Company is of the opinion that there were no material changes in market risk since June 30, 1999.





FORM 10-Q
QUARTERLY REPORT PAGE 13

                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not presently subject to any material legal proceedings.

ITEM 5.  OTHER INFORMATION

The Company has entered into an administration and management services agreement (the "Services Agreement") with MFC Bancorp Ltd. ("MFC") dated for reference January 31, 2000 pursuant to which MFC will provide operating and management services to the Company for an initial term of three years. Pursuant to the Services Agreement, MFC will be paid an annual management fee and administration fee (respectively, the "Management Fee" and the "Administration Fee") and has an option to acquire up to 15% of the issued and outstanding common shares of the Company after December 31, 2000 provided the Company reaches certain performance targets based upon increases in net asset value of the Company during the term of the Services Agreement. As part of the Services Agreement, the Company's board of directors has been reconstituted to consist of John Vowell, Naren Desai, Michael Smith and James Carter. Mukesh Pancholi and Chandra Sekar have resigned as directors of the Company. In addition, Mr. Smith has been appointed the Chief Executive Officer and President of the Company.

Under the terms of the Services Agreement, the Company will pay MFC a Management Fee equal to 15% of the pre-tax net income of the Company (calculated before payment of the Management Fee and before any equity-based compensation costs, as determined in accordance with U.S. GAAP) in each financial year, payable quarterly on the day that is 45 days following the end of each quarter.

The Company will also pay MFC an Administration Fee covering all expenses actually incurred by MFC in connection with the administration of the Company, including all travel expenses, consultant, counsel and related fees and amounts paid to third parties, and all amounts reasonably allocated in respect of management time and overhead necessary to the provision of the administrative services, together with an amount equal to 15% thereof. The Administration Fee will be paid to MFC commencing on March 15, 2000 and on the fifteenth day of each month thereafter.

In addition, two stockholders of the Company, being Collingwood Investments Limited and North Cascade Limited, which hold in aggregate 11,000,000 shares (the "Euro Shares") of the common stock of the Company (being approximately 65% of the issued and outstanding shares), have entered into a support agreement with MFC dated for reference January 31, 2000 in the form attached as Schedule "B" to the Services Agreement, whereby they have agreed to, among other things, (i) take such action that may be required to fully carry out and implement the provisions and intent of the Services Agreement, including the reconstitution of the Company's board of directors and exercising the voting rights attached to the Euro Shares in favour of electing directors of the Company as provided for in the Services Agreement, and (ii) grant MFC a right of first refusal to purchase the Euro Shares.


FORM 10-Q
QUARTERLY REPORT PAGE 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                             Description
      ------                             -----------

      10 Administration and Management Services Agreement between the Company and MFC Bancorp Ltd. dated for reference January 31, 2000.

      27             Article 5 - Financial Data Schedule for the 2nd
                     Quarter 2000 Form 10-Q.

(b)   Reports on Form 8-K

      None.





FORM 10-Q
QUARTERLY REPORT PAGE 15

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2000


                                    EURO TRADE & FORFAITING, INC.

                                    By:      /s/ Michael J. Smith
                                       ----------------------------------
                                    Michael J. Smith, President and Chief
                                    Executive Officer



FORM 10-Q
QUARTERLY REPORT PAGE 16

                               EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

10 Administration and Management Services Agreement between the Company and MFC Bancorp Ltd. dated January 31, 2000.

27             Article 5 - Financial Data Schedule for the 2nd Quarter
               2000 Form 10-Q.