Form 10-Q
period 2000-03-31
EURO TRADE FORFAITING INC
filed 2000-05-15
CIK 1075249

==========================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                   Commission file number    000-26031

                        EURO TRADE & FORFAITING, INC.
           (Exact name of Registrant as specified in its charter)

               Utah                                   87-0571580
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

            9 King Street, Third Floor, London, England, EC2V 8EA
                   (Address of principal executive offices)

                               (0171) 776 4600
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

               Class                      Outstanding at May 10, 2000
              -------                     ---------------------------
        Common Stock, $0.001                     16,945,224
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


                       PART I.  FINANCIAL INFORMATION
                                ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                        EURO TRADE & FORFAITING, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                (Unaudited)

                         EURO TRADE & FORFAITING, INC.
                          Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                         March 31, 2000     June 30, 1999
                                         --------------     -------------
                               ASSETS
Current assets
  Cash and cash equivalents              $       15,759     $       9,927
  Cash - compensating balances                    1,905            13,148
  Interest receivable                               214             1,337
  Note receivable from an affiliate               5,000                 -
  Forfaiting assets - net of allowance            6,300            17,157
  Investments in marketable securities                -             1,100
  Other assets and prepaid expenses                  21               106
                                         --------------     -------------
    Total current assets                         29,199            42,775

Property and equipment - net                         26                55
                                         --------------     -------------
    Total assets                         $       29,225     $      42,830
                                         ==============     =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and bank overdraft    $        1,022     $      10,598
  Accrued expenses                                  130               425
  Bank loan payable                               5,920             7,477
                                         --------------     -------------
    Total current liabilities                     7,072            18,500

Loan payable - net of current
 portion                                             28                24
                                         --------------     -------------
    Total liabilities                             7,100            18,524
                                         --------------     -------------
Shareholders' equity
  Common stock, $0.001 par value,
   50,000 shares authorized; 16,945
   shares issued and outstanding at
   March 31, 2000 and June 30, 1999                  17                17
  Additional paid-in capital                     25,264            25,264
  Deficit                                        (2,812)             (630)
  Receivable from shareholder                      (344)             (345)
                                         --------------     -------------
    Total equity                                 22,125            24,306
                                         --------------     -------------
                                         $       29,225     $      42,830
                                         ==============     =============

The accompanying notes are an integral part of these financial statements.

                         EURO TRADE & FORFAITING, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                      For the Nine        For the Nine
                                      Months Ended        Months Ended
                                      March 31, 2000      March 31, 1999
                                      --------------      --------------
Revenue                               $        1,435      $        5,901

Cost of revenue
   Interest                                      437                 608
   Provision for loss                            537                   -
                                      --------------      --------------
Total cost of revenue                            974                 608
                                      --------------      --------------
Gross profit                                     461               5,293

Selling, general and
 administrative expenses                       2,643               1,782
                                      --------------      --------------
Net (loss) income                     $       (2,182)     $        3,511
                                      ==============      ==============
Basic and diluted (loss)
 earnings per share                   $        (0.13)     $         0.24
                                      ==============      ==============

The accompanying notes are an integral part of these financial statements.

                         EURO TRADE & FORFAITING, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                      For the Three       For the Three
                                      Months Ended        Months Ended
                                      March 31, 2000      March 31, 1999
                                      --------------      --------------
Revenue                               $         (222)     $        1,823

Cost of revenue
  Interest                                       128                 160
  Provision for loss                             537                   -
                                      --------------      --------------
Total cost of revenue                            665                 160
                                      --------------      --------------
Gross (loss) profit                             (887)              1,663

Selling, general and
 administrative expenses                         420                 628
                                      --------------      --------------
Net (loss) income                     $       (1,307)     $        1,035
                                      ==============      ==============
Basic and diluted (loss) earnings
 per share                            $        (0.08)     $         0.07
                                      ==============      ==============

The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                       Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)

                                        For the Nine       For the Nine
                                        Months Ended       Months Ended
                                        March 31, 2000     March 31, 1999
                                        --------------     --------------
Cash Flows from Operating Activities
  Net (loss) income from operations       $     (2,182)      $     3,511
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities
     Unrealized loss on investments                 15                 -
     Write off of investments                    1,100                 -
     Amortization                                   29                29
     Provision for loss                            537                 -

  Changes in current assets and
   liabilities
     Interest receivable                         1,123              (460)
     Forfaiting assets                          10,320             1,235
     Other assets and prepaid expenses              85               998
     Accounts payable and overdraft             (9,591)            2,209
     Accrued expenses                             (295)             (559)
     Marketable securities                           -            (1,100)
                                          ------------       -----------
       Net cash provided by operating
        activities                               1,141             5,863
                                          ------------       -----------
Cash Flows from Investing Activities
  Note receivable                               (5,000)                -
                                          ------------       -----------
      Net cash used in investing
       activities                               (5,000)                -

Cash Flows from Financing Activities
  Receivable from shareholders                       1                 -
  Repayment of bank loan                        (1,553)           (3,034)
  Decrease in compensating
   cash balances                                11,243                32
                                          ------------       -----------
      Net cash provided by (used in)
       financing activities                      9,691            (3,002)
                                          ------------       -----------
Increase in cash and cash equivalents            5,832             2,861

Cash and cash equivalents,
 beginning of period                             9,927            13,325
                                          ------------       -----------
Cash and cash equivalents,
 end of period                            $     15,759       $    16,186
                                          ============       ===========

The accompanying notes are an integral part of these financial statements.

                         EURO TRADE & FORFAITING, INC.
                   Notes to Consolidated Financial Statements
                               March 31, 2000
                                (Unaudited)

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

Note 2.  (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted (loss) earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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

The fair value of the non-impaired financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the non-impaired financial instruments is (in thousands) $6,299 and $15,676 at March 31, 2000 and June 30, 1999, respectively.

Management makes regular credit reviews of the forfaiting portfolio on an individual loan basis. Past experience, current economic conditions and problems associated with borrowers are all factors in determining the adequacy of the allowance for losses. The allowance is increased by provision charged to operating expense, and reduced by recoveries and charge-offs.

The following disclosure of the financial instruments which are impaired is made in accordance with the requirements of SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The carrying value of the impaired financial instruments is measured at fair value.

The fair value of the impaired financial instruments is as follows (in thousands):


                                       March 31,         June 30,
                                         2000              1999
                                      ----------        ---------
                                      (unaudited)
Recorded investments in impaired
 financial instruments                $    1,000        $   8,221
Less allowance for losses                   (999)          (6,740)
                                      ----------        ---------
Fair value of impaired
 financial instruments                $        1        $   1,481
                                      ==========        =========

The activity in the allowance for losses account is as follows (in thousands):

                                     March 31,          June 30,
                                       2000               1999
                                    -----------         ---------
                                    (unaudited)
Beginning balance                   $     6,740         $   7,018
   Provision for loss                       537                 -
   Reductions - sale of asset            (6,278)             (278)
                                    -----------         ---------
Ending balance                      $       999         $   6,740
                                    ===========         =========

The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information discussion and analysis of the financial condition and results of operation of the Company for the nine month period ended March 31, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Nine Months Ended March 31, 2000

Revenues for the nine month period ended March 31, 2000 decreased by 76% to $1.4 million from $5.9 million for the comparative period of 1999, primarily as a result of a reduction in trading activity due to deteriorating market conditions, which resulted in a decrease in the portfolio of forfaiting assets and an increase in cash and cash equivalents. Revenue in the nine month period ended March 31, 2000 arose from the sale of Indonesian and Turkish assets and proceeds received from other assets held to maturity. The Indonesian assets were sold in the period due to deteriorating market conditions.

Cost of revenues increased by 60% for the nine month period ended March 31, 2000 to $1.0 million from $0.6 million in the comparative period of 1999, as a result of an additional provision for loss on a forfaiting asset.

Selling, general and administrative expenses for the nine month period ended March 31, 2000 increased to $2.6 million from $1.8 million in the same period in 1999, primarily as a result of a $1.1 million write-off of marketable investments.

The Company had net loss of $2.2 million, or $0.13 per share, for the nine month period ended March 31, 2000, compared to net income of $3.5 million, or $0.24 per share, for the comparative period of 1999.

No tax provision has been made for the nine month period ended March 31, 2000 or for the fiscal year ended June 30, 1999, based on pre-tax operation losses. The Company pays taxes under both United Kingdom and United States tax laws.

Results of Operations - Three Months Ended March 31, 2000

Revenues for the three month period ended March 31, 2000 decreased to ($0.2 million) from $1.8 million for the comparative period of 1999, primarily as a result of a loss in trading activity due to deteriorating market conditions, which resulted in a decrease in the portfolio of forfaiting assets and an increase in cash and cash equivalents.

Cost of revenues increased by 316% for the three month period ended March 31, 2000 to $665,000 from $160,000 in the comparative period of 1999, as a result of an additional provision for loss on a forfaiting asset.

Selling, general and administrative expenses for the three month period ended March 31, 2000 decreased 33% to $0.4 million from $0.6 million in the same period in 1999, primarily as a result of a concentrated cost reduction program introduced by new management.

The Company had net loss of $1.3 million, or $0.08 per share, for the three month period ended March 31, 2000 compared to net income of $1.0 million, or $0.07 per share, for the comparative period of 1999.

Liquidity and Capital Resources

Short term trading investments and related short-term borrowings are reported as cash flow from operating activities. Working capital at March 31, 2000 was $22.1 million compared to $24.3 million at June 30, 1999. This 9% decrease in working capital is attributable to a $5.4 million decrease in cash and compensating cash balances and a $10.9 million decrease in forfaiting assets, reflecting the sale and maturity of assets during the quarter with no corresponding further acquisition of assets and an additional provision for loss on a forfaiting asset. Partially offsetting the decrease in working capital was a $5.0 million note receivable from an affiliate and a reduction of $9.6 million in accounts payable and bank overdraft.

Net cash provided by operating activities for the nine month period ended March 31, 2000 was $1.1 million compared to $5.9 million in the same period in 1999. This was due primarily to a decrease in assets offset by a reduction in accounts payable and bank overdraft.

Net cash provided by financing activities for the nine month period ended March 31, 2000 was $9.7 million compared to $3.0 million used in the same period in 1999. This was due primarily to an $11.2 million decrease in compensating cash balances during the nine month period ended March 31, 2000.

Cash and cash equivalents increased to $15.8 million at March 31, 2000 from $10.0 million at June 30, 1999.

At March 31, 2000 the Company had total assets of $29.2 million and shareholders' equity of $22.1 million, compared to total assets of $42.8 million and total shareholders' equity of $24.3 million in the same period in 1999.

Foreign Currency

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. Approximately 97% of the Company's cash and cash equivalents are denominated in U.S. dollars, while approximately 88% of the Company's forfaiting assets and 95% of its current liabilities are denominated in deutschmarks.

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

                         PART II.  OTHER INFORMATION
                                   -----------------

ITEM 1.  LEGAL PROCEEDINGS

The Company is not presently subject to any material legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number                      Description
-------                     -----------

27                  Article 5 - Financial Data Schedule for the 3rd
                    Quarter 2000 Form 10-Q.

(b)	Reports on Form 8-K

The Company filed the following reports with respect to the indicated items:

Form 8-K dated March 7, 2000:
          Item 4.  Changes in Registrant's Certifying Accountant.
          Item 5.  Other Events.

Form 8-K/A dated March 7, 2000:
          Item 4.  Changes in Registrant's Certifying Accountant.
          Item 5.  Other Events.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2000


                                 EURO TRADE & FORFAITING, INC.

                                 By:  /s/ Michael J. Smith
                                    -----------------------------
                                    Michael J. Smith, President and Chief
                                    Executive Officer

                            EXHIBIT INDEX

Exhibit
Number                      Description
----------                  -----------

27                 Article 5 - Financial Data Schedule for the 3rd
                   Quarter 2000 Form 10-Q.