Form 10-K405
period 2000-06-30
EURO TRADE FORFAITING INC
filed 2000-09-28
CIK 1075249

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------
                                 FORM 10-K
                              ----------------

       [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2000

                                     OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                       Commission File No.:  000-26031

                        EURO TRADE & FORFAITING, INC.

            Exact name of Registrant as specified in its charter

                Utah                                   87-0571580
       State or other jurisdiction         IRS Employer Identification No.
    of incorporation or organization

     42 Brook Street, London, England                   W1Y 1YB
   Address of principal executive office                Zip Code

  Registrant's telephone number including area code: (0207) 958-9026

   Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

                              ----------------
                               Common Shares
                               Title of Class
                              ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of September 25, 2000 was approximately $2,354,450. The last reported sale price of the common shares of beneficial interest on the OTC Bulletin Board on September 22, 2000 was $0.41 per share.

  As of September 25, 2000, the Registrant had 16,945,224 common shares of beneficial interest, $0.001 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 2000 proxy statement to be filed within 120 days of the period ended June 30, 2000 are incorporated by reference in
Part III hereof.

==========================================================================

                             TABLE OF CONTENTS

                                  PART I
ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         The Company. . . . . . . . . . . . . . . . . . . . . . . . . . 4
         General. . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Description of Business. . . . . . . . . . . . . . . . . . . . 4
         Portfolio Management . . . . . . . . . . . . . . . . . . . . . 7
ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 8
ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 8
                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 9
ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . . . 10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 14
                                  PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . . . . . . 15
ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 15
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 15
                                  PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 16
         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                         FORWARD-LOOKING STATEMENTS

  Statements in this report, to the extent they are not based on historical events, constitute forward-looking statements. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, forecasts of future costs and expenditures, evaluation of market conditions, the outcome of legal proceedings, the adequacy of reserves, or other business plans. Investors are cautioned that forward-looking statements are subject to an inherent risk that actual results may vary materially from those described herein. Factors that may result in such variance, in addition to those accompanying the forward-looking statements, include changes in general economic and business conditions; governmental regulations; the ability of management to execute its business plan; interest rates, and other economic conditions; actions by competitors; natural phenomena; actions by government authorities; uncertainties associated with legal proceedings; technological development; future decisions by management in response to changing conditions; and misjudgments in the course of preparing forward-looking statements.

                                  PART I

ITEM 1.  BUSINESS

  In this document, unless the context otherwise requires, the "Company" refers to Euro Trade & Forfaiting, Inc. and its wholly-owned subsidiary, Euro Trade & Forfaiting Company Limited ("Euro Trade Limited"), and all references to monetary amounts are in U.S. dollars unless otherwise indicated.

The Company

  The Company was originally incorporated as Rotunda Oil and Mining, Inc. on November 19, 1980 under the laws of the State of Utah. On November 20, 1998 the Company entered into an Acquisition Agreement and Plan of Reorganization with Euro Trade Limited, pursuant to which the Company acquired all of the issued and outstanding common stock of Euro Trade Limited and changed its name to Euro Trade & Forfaiting, Inc.

General

  The Company's core business is financing trade receivables (forfaiting) and the pre-export and specialized financing of commodities to well established small and medium size trading companies. The Company also refinances distressed trade debt held by international banks and financial institutions. The Company is principally based in London, England and its operations are primarily conducted in England. The Company currently has three employees.

Description of Business

  Forfaiting

  Forfaiting involves the refinancing of trade receivables on a discount basis without recourse to the previous holder. The forfaiter purchases from an exporter the debt due by an importer when credit is required. The debt is usually evidenced by a series of negotiable financial instruments such as promissory notes or bills of exchange. This financial service is available in all major currencies for export contracts in excess of $250,000. Depending on transaction parameters, such as country and bank risk, the financing periods range between a few months and several years.

  Forfaiting transactions are normally comprised of bills of exchange drawn and accepted under a letter of credit or promissory notes issued by an importer. Typically, the bills of exchange or promissory notes are "avaled" by the importer's bank. An aval is a guarantee, usually a bank guarantee, that is separate from the underlying trade contract. In a typical transaction, the bank avals, or makes an unconditional guarantee of repayment, if the debtor fails to repay. An aval is the preferred form of guarantee as it is self-evident, irrevocable and unconditional so long as the law of the country of the buyer does not impose specific restrictions. Bills of exchange are usually issued in hard currencies such as U.S. dollars, deutschmarks and other recognized currencies and are priced relative to the average life London Interbank Offering Rate (LIBOR), plus a margin to reflect the credit risk, and are discounted through maturity.

  The Company's forfaiting transactions are financed through a mixture of capital and borrowings from banks which are asset backed (secured) facilities. At present, the level of gearing (leverage) that the Company undertakes is limited by the Board of Directors to two to one, borrowings to capital. The level of gearing within this limit depends on market conditions and the desire of the Company to expand or constrict the size of its trading portfolio.

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

  Non-recourse trade finance purchases are frequently made "subject to receipt of satisfactory documentation" and sometimes pay under reserve before the documentation is finally approved. If the Company commits to a purchase, it is commonly communicated to the seller before the Company has had an opportunity to review the underlying documentation in detail. The Company may specify certain detailed aspects of the documentation, which it expects the seller to be able to satisfy. If the detailed documentation supporting the transaction is materially incomplete, the Company is not required to proceed with the purchase.

  The Company will commonly commit to purchase a transaction from an exporter at a pre-determined rate of interest and to hold the commitment open for a period to time to allow the exporter to negotiate its contract with the importer. These commitments are fee earning and require the Company to take an informed view of the interest rate outlook in the particular currency concerned. In the event of fraud, the "non-recourse" element of the transaction is nullified and each party may proceed against the person from whom they purchased the commitment.

  In any forfaiting transaction, the Company makes a full assessment of the counterparty, country, hard currency availability and bank credit risks. If the transaction is a primary market deal involving an exporter unknown to the Company, the Company will make a full credit assessment of the exporter as well as check on its previous experience and performance as an exporter. In the case of a secondary market transaction, the Company primarily deals only with banks or financial institutions with which it has dealt before. If the transaction comes through an intermediary, the Company will make a complete check of the exporter and the intermediary. The creditworthiness of all counterparties with whom the Company conducts business is reviewed at least annually.

  The advantages for the Company in trading in finance receivables include: (i) trade finance is unregulated in the United Kingdom; (ii) trade finance is less likely to be subject to rescheduling when a creditor country has external payment problems; (iii) trade related assets are usually priced at a premium, compared to other financial assets with a similar risk profile; (iv) historically, trade related transactions are treated more favourably than other working capital, non-trade obligations when a country is forced to renegotiate its external debt; and (v) the documentation required to support a trade transaction, including proof of delivery, make such transactions less subject to fraud.

  The three main areas of risk for the Company in trading in finance receivables are: (i) counterparty risk; (ii) documentary risk; and (iii) payment risk. Counterparty risks involve the assessment of the professional competence and financial stability of those organizations from whom the Company is purchasing and to whom it is selling. Documentary risks are those normally associated in dealing with trade finance and include checks to avoid fraudulent transactions. Payment risk involves an assessment of the ability of the obligor to meet payment obligations when due.

  Structured Trade and Commodity Finance

  The Company's other core business is the pre-export and specialized financing of commodities to well established small and medium size trading companies. The Company may arrange financing for trade from and to countries where traditional trade financing arrangements are not available. These activities are primarily fee based and are therefore less reliant on using the Company's balance sheet.

  The Company works with traders and manufacturers world-wide to provide "pre" and "post" shipment financing in emerging markets. The Company also participates in structured trade and commodity finance transactions with banks and financial institutions. Many of these transactions are secured by cash deposits, liens over the assets being financed or a third party letter of credit.

  The Company's exposure to risk in structured trade and commodity finance primarily arises from the ability of the Company's counterparty to undertake and fulfil its contractual obligations under the underlying trade contract. All of the Company's structured trade and commodity finance transactions are secured. The Company presently does not have any pre-set limits as to the optimum size of its structured trade portfolio, which typically depends on the acceptability of the Company's counterparty to those banks which are managing the facilities on behalf of the client.

  Distressed Debt Refinancing

  The Company is developing a program of debt "swaps" involving distressed debt refinancing whereby the Company identifies distressed debt obligations of banks and other corporate entities in emerging markets. These obligations are then purchased by the Company and offered to organizations seeking to purchase at a discount the equities in the same emerging market. Such purchasers then seek to negotiate with the banks and corporate entities concerned to retire the distressed debt in exchange for equity or some other form of more valuable security. The Company's profit is made between the purchase of the bank or corporate debt in the open market and the sale to buyers. The primary risk associated with debt swaps is the potential diminution in value between the time that the Company agrees to purchase an asset and the time that it arranges to sell it. To reduce this risk, the Company arranges most transactions on a simultaneous basis, whereby a buyer and seller are identified and funds are exchanged on the same value date.

  The distribution of the Company's income by business activity and geographic region is set out in the following table for the period's indicated:


                                                Years Ended June 30,
                                              ------------------------
                                               2000     1999     1998
                                              ------   ------   ------
                                                    (in thousands)
Income Source
Sale of forfaiting assets. . . . . . . . . .  $  706   $4,907   $1,687
Interest income. . . . . . . . . . . . . . .   1,215    2,218    1,936
Fees and charges . . . . . . . . . . . . . .     316      514    1,593
Structured trades. . . . . . . . . . . . . .       -      105        -
Other. . . . . . . . . . . . . . . . . . . .      98        -        -
							    ------	 ------   ------
Total                                         $2,335   $7,744   $5,216
							    ======   ======   ======


    The composition of the notes by country of the issuing financial institution is as follows:



                                                    As at June 30,
                                                ----------------------
                                                2000     1999     1998
                                                ----     ----     ----
Turkey . . . . . . . . . . . . . . . . . . .     70%      23%       6%
Russia . . . . . . . . . . . . . . . . . . .     22       26        9
Ukraine. . . . . . . . . . . . . . . . . . .      8        5        5
Czech Republic . . . . . . . . . . . . . . .      -        4       12
Indonesia. . . . . . . . . . . . . . . . . .      -       35       58
Nigeria. . . . . . . . . . . . . . . . . . .      -        2       10
Germany. . . . . . . . . . . . . . . . . . .      -        5        -
                                                ---      ---      ---

Total                                           100%     100%     100%
								===	   ===	===


Portfolio Management

  The Company's portfolio of trading assets is made up of bills of exchange, promissory notes and other negotiable trade finance instruments denominated in "hard" currencies, the majority of which were purchased on the basis of discounting through to maturity for periods of six months to five years. The Company assesses credit risks on a daily basis to ensure that it buys into improving risk categories and sells assets in potentially deteriorating categories to avoid potential illiquidity. The Company continually investigates bank and country risks by reviewing economic and financial data related to each risk and by communicating with other experienced professionals outside the Company. Results are assessed daily to determine what assets to buy and sell.


  The size of the Company's portfolio varies considerably depending on both deal flow and the Company's view on interest rates and macro economic outlooks. In the primary market, the holding period for an asset is often two to three months before it can be safely and profitably sold. This reality determines the minimum level of the Company's portfolio. The size of the portfolio is also constrained by the need to act within prudent leverage limits.

ITEM 2.  PROPERTIES

  The Company leases property in London, England at 42 Brook Street, London, England, W1Y 1YB.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is subject to routine litigation incidental to its business but does not anticipate that the outcome of such litigation will have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's 1999 Annual General Meeting was held on May 16, 2000 to re-elect Michael J. Smith, James Carter and Naren Desai as directors of the Company.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  (a) Market Information. The Company's common stock has been trading on the OTC Bulletin Board under the symbol "ETFC" since December, 1998. The following table sets forth the high and low closing prices of the Company's common stock for the periods indicated.


Fiscal Quarter Ended                                 High            Low
--------------------                                ------          -----
1998
Period ended December, 1998(1). . . . . . . . . . . $25.00          $8.00
1999
March 31. . . . . . . . . . . . . . . . . . . . . . $27.00          $4.00
June 30 . . . . . . . . . . . . . . . . . . . . . . $22.00          $5.00
September 30. . . . . . . . . . . . . . . . . . . . $ 7.63          $3.56
December 31 . . . . . . . . . . . . . . . . . . . . $ 6.63          $3.13
2000
March 31. . . . . . . . . . . . . . . . . . . . . . $ 4.75          $2.13
June 30 . . . . . . . . . . . . . . . . . . . . . . $ 2.94          $0.51
Period ended September 25, 2000 . . . . . . . . . . $ 0.60          $0.41

------------
(1) The Company's shares commenced trading on the OTC Bulletin Board on or about December 3, 1998.

  (b) Shareholder Information. As of September 25, 2000, there were approximately 548 holders of record of the Company's common shares and a total of 16,945,224 common shares were issued and outstanding.

  (c) Dividend Information. The Company has not declared or paid cash dividends or made distributions in the past and does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company intends to retain and invest future earnings to finance its operations.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for the Company for each of the last four years. The information has been reclassified to conform with the current year's presentation and is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained elsewhere herein.


                                           Years Ended June 30,
                                           --------------------
                                 2000       1999      1998(1)      1997(1)
                              --------    --------   ---------    --------
                              (in thousands, other than per share amounts)
Revenues . . . . . . . . . .  $  2,335    $  7,744    $  5,216    $    460
Net income (loss). . . . . .  $ (1,659)   $  4,114    $ (4,992)   $    304
Net income (loss) per
  common share,
    Basic. . . . . . . . . .  $  (0.10)   $   0.28    $  (0.42)   $   0.03
    Diluted. . . . . . . . .  $  (0.10)   $   0.28    $  (0.42)   $   0.03
Weighted average common
  shares outstanding,
    Basic. . . . . . . . . .    16,945      14,468      11,945      11,945
    Diluted. . . . . . . . .    16,945      14,468      11,945      11,945
Current assets . . . . . . .  $ 26,759    $ 42,950    $ 35,423    $  9,453
Current liabilities. . . . .  $  3,767    $ 18,524    $ 15,204    $  9,152
Working capital. . . . . . .  $ 22,992    $ 24,426    $ 20,222    $    301
Total assets . . . . . . . .  $ 26,759    $ 42,950    $ 35,516    $  9,456
Long-term liabilities. . . .  $      -    $      -    $      -    $      -
Shareholders' equity . . . .  $ 22,992    $ 24,426    $ 20,312    $    304
Cash dividends . . . . . . .  $      -    $      -    $      -    $      -

------------
(1) Euro Trade Limited commenced operations in February 1997 and became a wholly-owned subsidiary of the Company on November 20, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The following discussion of the financial condition and results of operations of the Company for the three years ended June 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

Results of Operations

Acquisitions

  The Company continues to pursue strategic alternatives to maximize the value of its portfolio. Some of these alternatives have included, and will continue to include, selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide, information regarding portions of its business to interested parties for such purposes.

  The following table sets forth the approximate percentage relationship to total revenues of principal items contained in the Company's
Consolidated Statements of Operations for the fiscal years ended June 30, 2000, 1999 and 1998.


                                                     June 30,
                                         -------------------------------
                                           2000        1999        1998
                                         ------      ------      -------
Total revenue. . . . . . . . . . . . . .    100%        100%        100%
Costs of revenue interest. . . . . . . .     23          10          21
  Provisions for losses. . . . . . . . .     23           -         133
                                         ------      ------      ------
Gross profit (loss). . . . . . . . . . .     54          90         (54)
                                         ------      ------      ------
General and administrative expenses. . .    125          37          42
                                         ------      ------      ------
Net income (loss). . . . . . . . . . . .    (71)         53         (96)
                                         ======      ======      ======


For the year ended June 30, 2000 compared to the year ended June 30, 1999

  Revenues for 2000 decreased 70% to $2.3 million from $7.7 million in 1999, primarily due to the Company's decreased activity in the market. Cost of revenues, comprising interest expense and provision for losses on forfaiting assets, increased to $1.1 million in 2000 from $0.7 million in 1999 as a result of an increase of $0.5 million in loan loss reserves charged to income in 2000. Interest expense decreased 26% to $0.5 million in 2000 from $0.7 million in 1999, reflecting the Company's decreased activity in the market.

  Interest income decreased 45% to $1.2 million in 2000 from $2.2 million in 1999, primarily as a result of a reduction in forfaiting assets.

  General and administrative expenses were $2.9 million for the years ended 2000 and 1999. These expenses are primarily personnel and occupancy costs.

  Net loss in 2000 totalled $1.7 million, or $0.10 per share of common stock, compared to net income of $4.1 million, or $0.28 per share of common stock, in 1999.

For the year ended June 30, 1999 compared to the year ended June 30, 1998

  Revenues for 1999 increased 48% to $7.7 million from $5.2 million in 1998, primarily due to the Company's increased activity in the market. Cost of revenues, comprising interest expense and provision for losses on forfaiting assets, decreased to $0.7 million in 1999 from $8.0 million in 1998, primarily as a result of a decrease of $7.0 million for loan loss reserves charged to income in 1998. Interest expense decreased 33% to $0.7 million in 1999 from $1.1 million in 1998, reflecting the financing of a greater number of transactions and collection on the first round of purchases.

  Interest income increased 15% to $2.2 million in 1999 from $2.0 million in 1998, primarily as a result of an increase in forfaiting assets.

  General and administrative expenses for 1999 increased 34% to $2.9 million from $2.2 million in 1998, also due to increased operating activity in 1999. These expenses are primarily personnel and occupancy costs.

  Net income in 1999 totalled $4.1 million, or $0.28 per share of common stock. Net loss in 1998 totalled $5.0 million, or $0.42 per share of common stock.

Provision for Losses

  The Company's investment portfolio at June 30, 1998 was $20.6 million, which included $7.5 million invested in trade paper of Russia and Ukraine. In reliance upon an independent appraisal, a $6.5 million provision was made against the Company's assets. As economic conditions changed in fiscal 1999, both Russian and Ukraine debtors made payments totalling $0.7 million. Although economic reform in Russia and Ukraine continues, these investments are provided for at 90% of face value. No additional provision for losses was made for year 1999.

  In year 2000, additional provision for losses of $0.5 million was made for a forfaiting asset originating in the Czech Republic to a nominal amount.

  Future reserves will depend upon the economic conditions in the countries where the debt occurs.

Liquidity and Capital Resources

  The Company had cash and cash equivalents of $16.3 million at June 30, 2000 compared to $9.9 million at June 30, 1999.

  Operating activities provided cash of $13.6 million in 2000, compared to using cash of $1.0 million in 1999. A decrease in forfaiting assets provided cash of $13.0 million in 2000, compared to an increase in forfaiting assets using cash of $2.5 million in 1999. A decrease in accounts payable and other accrued expenses used cash of $0.4 million in 2000, compared to $1.9 million in 1999. A decrease in interest receivable provided cash of $1.1 million in 2000, compared to using cash of $0.8 million in 1999.

  Investing activities used cash of $5.0 million in 2000 as a result of the purchase of a note receivable.

  Financing activities used cash of $2.2 million in 2000, compared to $2.4 million used in 1999, primarily as a result of repayment of amounts due to banks. In 2000, a change in restricted cash balances provided cash of $12.0 million, compared to using cash of $7.6 million in 1999. The Company did not pay any dividends on its common shares in 2000.

Inflation

  In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

  The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates which may affect its results of operations and financial condition. The Company manages these risks through internal risk management policies which are administered by management committees. The Company does not enter into derivative contracts for its own account to hedge against these risks.

Interest Rate Risk

  The Company is subject to the effects of interest rate fluctuations on its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 2000 and 1999 year-end interest rates on the fair value of its financial instruments is provided in the following table:


                         As at June 30, 2000                 As at June 30, 1999
                   ---------------------------------   ---------------------------------
                                Hypo-                               Hypo-
                   Carrying   thetical(1)  Potential   Carrying   thetical(1)  Potential
                     Value      Value         Loss       Value      Value         Loss
                   --------   -----------  ---------   --------   -----------  ---------
                                                 (thousands)
Financial assets:
  Forfaiting
    assets         $ 3,617    $ 3,614      $    (3)    $17,157    $16,909      $  (248)
  Note receivable    5,000      4,960          (40)          -          -            -
Financial liabilities:
  Bank loans
    payable        $ 3,318    $ 3,337      $   (19)    $ 7,477    $ 7,541      $   (64)

------------
     (all due within one year)
(1) Reflects a 10% increase in interest rate of financial assets and a 10% decrease in interest rates of financial liabilities.

  The Company's exposure to increases in interest rates that might result in a corresponding decrease in the fair value of its forfaiting assets portfolio could have an unfavourable effect on the Company's results of operations and cash flows.

Foreign Currency Exchange Rate Risk

  The reporting currency of the Company is the U.S. dollar. The Company holds financial instruments primarily denominated in U.S. dollars, deutschmarks and sterling pounds. A depreciation of other currencies against the U.S. dollar will decrease the fair value and an appreciation of such currencies against the U.S. dollar will increase the fair value of such financial instruments. The Company's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are forfaiting assets, restricted cash and bank loans payable. The following table provides information about the Company's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 2000 and 1999 and expected cash flows from these instruments:


                                                        Expected Future Cash Flow
                                           ---------------------------------------------------
                        Carrying   Fair
As at June 30, 2000       Value    Value    2001    2002    2003    2004    2005    Thereafter
                          -----   -------  ------  ------  ------  ------  ------   ----------
                                                     (thousands)
Forfaiting assets . . . $ 3,617   $ 3,617  $ 3,617  $  -    $  -    $  -    $  -     $    -
Cash restricted	 . . . .   1,139     1,139    1,139     -       -       -       -          -
Bank loans payable. . .  (3,681)   (3,681)  (3,681)    -       -       -       -          -


                                                        Expected Future Cash Flow
                                           ---------------------------------------------------
                        Carrying   Fair
As at June 30, 1999       Value    Value    2000    2001    2002    2003    2004    Thereafter
                          -----   -------  ------  ------  ------  ------  ------   ----------
                                                     (thousands)
Forfaiting assets . . . $ 8,309   $ 8,309  $ 8,309  $  -    $  -    $  -    $  -     $    -
Cash restricted	 . . . .  13,148    13,148   13,148     -       -       -       -          -
Bank loans payable. . .  (7,590)   (7,590)  (7,590)    -       -       -       -          -


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data required with respect to Item 8 and as listed in Item 14 of this annual report, are included in this annual report commencing on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  In January 2000, the Company's Board of Directors changed independent accountants from Marc Lumer & Company ("MLC") to Peterson Sullivan P.L.L.C. There were no disagreements between the Company and MLC, and nor was there any adverse opinion, disclaimer of opinion, modification or qualification contained in any financial report prepared by MLC for the past two years. Reference is made to the Company's Form 8-K dated March 7, 2000 and Form 8-K/A dated March 21, 2000 for further information concerning the Company's change of auditor.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers and directors of the Company are as follows:

  Michael J. Smith, age 52, has been the President, Chief Executive Officer and a director of the Company since February 4, 2000. Mr. Smith is the President, Chief Executive Officer and a director of MFC Bancorp Ltd. and is the Chief Executive Officer, Chief Financial Officer and a director of TriMaine Holdings, Inc. and Drummond Financial Corporation. Mr. Smith was the Chief Financial Officer of Mercer International Inc. from May 1988 until 1996.

  James Carter, age 54, has been the Secretary and a director of the Company since February 4, 2000. Mr. Carter is currently a Vice President of MFC Bancorp Ltd. He served as President and a director of Pine Resources Corporation from October 1998 to December 1999, and as President and a director of Renfield Enterprises Inc. from November 1998 to January 2000. Mr. Carter was the President and Chief Executive Officer of Carlin Resources Corp. from 1994 to 1998.

  Naren Desai, age 46, has been the Treasurer and a director of the Company since February 4, 2000. Mr. Desai has been employed as an executive by Euro Trade Limited since October 1999. Prior to that, Mr. Desai was employed as a Chartered Accountant by Andrew Murray & Company from 1992 to September 1999. Mr. Desai holds an MBA from City University in London, England.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from the Company's definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

                                   Index

(a)(1)  Financial Statements
                                                                     Page
                                                                     ----
        Independent Auditors' Report. . . . . . . . . . . . . . . . . 17
        Consolidated Balance Sheets . . . . . . . . . . . . . . . . . 18
        Consolidated Statements of Operations . . . . . . . . . . . . 19
        Consolidated Statements of Changes in Shareholders' Equity. . 20
        Consolidated Statements of Cash Flows . . . . . . . . . . . . 21
        Notes to the Consolidated Financial Statements. . . . . . . . 22

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)  List of Exhibits

        21    List of Subsidiaries of Registrant.

        27    Article 5 - Financial Data Schedule for the Year Ended June
              30, 2000.

(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year.

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


To the Board of Directors and Shareholders
Euro Trade & Forfaiting, Inc.


We have audited the accompanying consolidated balance sheet of Euro Trade & Forfaiting, Inc. and Subsidiary as of June 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 1999 and 1998, were audited by another accountant. His report, dated September 13, 1999, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euro Trade & Forfaiting, Inc. and Subsidiary as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ Peterson Sullivan P.L.L.C.

Peterson Sullivan P.L.L.C.
Seattle, Washington
August 30, 2000

                        EURO TRADE & FORFAITING, INC.
                         CONSOLIDATED BALANCE SHEETS
                           June 30, 2000 and 1999
                         (In Thousands of Dollars)

                                                    2000          1999
                                                 ----------    ----------
                              ASSETS

Current Assets
  Cash and cash equivalents                      $   16,338    $    9,927
  Restricted cash balances                            1,139        13,148
  Forfaiting assets                                   3,617        17,157
  Note receivable                                     5,000             -
  Interest receivable                                   211         1,337
  Amount due from shareholder                             -           120
  Other                                                 454         1,261
                                                 ----------    ----------

                                                 $   26,759    $   42,950
                                                 ==========    ==========

                            LIABILITIES

Current Liabilities
  Accounts payable and other accrued expenses    $       86    $      454
  Bank loans payable                                  3,681         8,755
  Other amounts due to bank                               -         9,315
                                                 ----------    ----------

       Total liabilities                              3,767        18,524

                        SHAREHOLDERS' EQUITY

Shareholders' Equity
  Common stock, par value $0.001; 50,000,000
    shares authorized; 16,945,224 shares issued
    and outstanding at June 30, 2000 and 1999            17            12
  Additional paid-in capital                         25,264        25,044
  Retained deficit                                   (2,289)         (630)
                                                 ----------    ----------

                                                     22,992        24,426
                                                 ----------    ----------

                                                 $   26,759    $   42,950
                                                 ==========    ==========


    The accompanying notes are an integral part of these consolidated financial statements.






                      EURO TRADE & FORFAITING, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended June 30, 2000, 1999, and 1998
         (In Thousands of Dollars, except for per share amounts)


                                 2000          1999          1998
                               --------      --------      --------
Revenue                        $  2,335      $  7,744      $  5,216

Expenses
  Interest                          546           733         1,088
  Provision for losses on
    forfaiting assets               537             -         6,950
  General and administrative      2,911         2,897         2,170
                               --------      --------      --------

                                  3,994         3,630        10,208
                               --------      --------      --------

          Net income (loss)    $ (1,659)     $  4,114      $ (4,992)
                               ========      ========      ========

Basic and diluted earnings
  (loss) per share             $  (0.10)     $   0.28      $  (0.42)
                               ========      ========      ========

Weighted average number of
  common shares outstanding
  (in thousands)                 16,945        14,468        11,945
                               ========      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                       EURO TRADE & FORFAITING, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Years Ended June 30, 2000, 1999, and 1998
                         (In Thousands of Dollars)

                                 Common Stock
                           ----------------------

                                                      Additional     Retained
                              Number                   Paid-in       Earnings
                            of Shares     Amount       Capital       (Deficit)      Total
                           -----------   --------    ------------   -----------   ---------

Balance at June 30, 1997   11,945,224   $     12      $       44     $     248    $     304

Capital contribution               -          -           25,000            -        25,000

Net loss                           -          -               -         (4,992)      (4,992)
                           ----------   --------      ----------     ---------    ---------

Balance at June 30, 1998   11,945,224         12          25,044        (4,744)      20,312

Shares issued in 1999;
  paid for in the
  next year                 5,000,000         -               -             -            -

Net income                         -          -               -          4,114        4,114
                           ----------   --------      ----------     ---------    ---------

Balance at June 30, 1999   16,945,224         12          25,044          (630)      24,426

Payment for shares issued
  in prior year	                    -           5             220            -           225

Net loss                           -           -              -         (1,659)      (1,659)
                           ----------   --------      ----------     ---------    ---------

Balance at June 30, 2000   16,945,224   $     17      $   25,264     $  (2,289)    $ 22,992
                           ==========   ========      ==========     =========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

                       EURO TRADE & FORFAITING, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended June 30, 2000, 1999 and 1998
                         (In Thousands of Dollars)

                                          2000        1999        1998
                                         -------     -------     -------
Cash Flows from Operating Activities
  Net income (loss)                      $ (1,659)   $  4,114    $ (4,992)
  Adjustments to reconcile net income
    (loss) to cash flows from operating
     activities
     Provision for losses on forfaiting
       assets                                 537          -        6,950
     Changes in current assets and
       liabilities
       Interest receivable                  1,126        (814)       (437)
       Forfaiting assets                   13,003      (2,514)    (13,593)
       Accounts payable and other
         accrued expenses                    (368)     (1,892)       (246)
       Other                                  927          94      (1,474)
                                         --------    --------    --------

         Net cash flows from
           operating activities            13,566      (1,012)    (13,792)

Cash Flows from Investing Activities
  Purchase of note receivable              (5,000)         -           -

Cash Flows from Financing Activities
  Loans from (repayments to) banks         (5,074)     (4,101)      6,298
  Payment of other amounts due to bank     (9,315)      9,315          -
  Change in restricted cash balances       12,009      (7,600)     (5,548)
  Capital contribution                         -           -       25,000
  Payment received for shares issued
    in prior year                             225          -           -
                                         --------    --------    --------

         Net cash flows from
           financing activities            (2,155)     (2,386)     25,750
                                         --------    --------    --------

         Net increase (decrease)
           in cash and cash
           equivalents                      6,411      (3,398)     11,958

Cash and cash equivalents,
  beginning of year                         9,927      13,325       1,367
                                         --------    --------    --------

Cash and cash equivalents,
  end of year                            $ 16,338    $  9,927    $ 13,325
                                         ========    ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.

                       EURO TRADE & FORFAITING, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Summary of Significant Accounting Policies

Euro Trade & Forfaiting, Inc. ("the Company") is a trade financing company primarily dealing with importers and exporters. The Company generally purchases short-term debt due to an exporter from an importer at a discount, then either resells the debt or holds it until maturity. Debts acquired are referred to as forfaiting assets and are generally supported by negotiable financial instruments (such as promissory notes or letters of credit). Debts acquired are usually guaranteed by a bank in the importer's country and, subject to the quality of the guarantor, are marketable to financial institutions.

In November 1998, the stockholders of the Company exchanged their stock for the common stock of another company in a transaction accounted for as a reverse purchase whereby the Company is the continuing entity.

The notes to the financial statements are stated in United States dollars as rounded to the nearest thousand.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less. The Company usually has cash or cash equivalents at financial institutions in excess of insured limits.

On a cash basis, interest payments were $540, $700, and $1,100 in 2000, 1999, and 1998, respectively. No cash payments were made for income taxes in 2000, 1999 and 1998.

Restricted Cash Balances
------------------------

Occasionally, the Company borrows the funds necessary to purchase forfaiting assets. The lender may require a portion of collections on forfaiting assets be deposited into restricted cash accounts until the lender is repaid. Upon repayment, the cash is released to the Company.

Forfaiting Assets and Notes Receivable
--------------------------------------

Forfaiting assets and notes receivable are stated net of allowances for credit losses, accrued interest, reimbursable expenses and unamortized loan fees.

Forfaiting assets and notes receivable are classified as impaired when there is no longer reasonable assurance of the timely collection of principal and interest. Whenever a contractual payment is 90 days past due, forfaiting assets and notes receivable are automatically classified as impaired unless they are fully secured and in the process of collection. When a forfaiting asset or a note receivable is deemed impaired, its carrying amount is reduced to its estimated realizable amount, which is measured by discounting the expected future cash flows at the effective interest rate. As a practical expedient, it may also be based on a loan's observable market price or the fair value of collateral, if it is collateral dependent. In subsequent periods, any increase in the carrying value of an impaired forfaiting asset or a note receivable is credited to the provision for credit losses. Impaired forfaiting assets and notes receivable are returned to performing status when there is no longer any reasonable doubt regarding timely collection of principal and interest, all amounts in arrears including interest have been collected and all charges for loan impairment have been reversed. Where a portion of a forfaiting asset or a note receivable is written off and the remaining balance is restructured, the new forfaiting asset or note receivable is carried on the accrual basis when there is no longer any reasonable doubt regarding collectibility of principal and interest, and payments are not 90 days past due. Collateral is obtained if, based on an evaluation of credit-worthiness, it is considered necessary for the overall borrowing facility.

Assets acquired in satisfaction of forfaiting assets are recorded at the lesser of their fair value at the date of transfer or the carrying value of the asset. Any excess of the carrying value of the forfaiting asset over the fair value of the assets acquired is written off. Operating results and gains and losses on disposal of such assets are treated as write-offs and recoveries.

Interest income from forfaiting assets or notes receivable is recognized when earned using the interest accrual method, unless the forfaiting asset or note receivable is classified as impaired at which time recognition of interest income ceases. Interest on impaired loans is credited to the carrying value of the loan when received.

Due to the relatively short term of the Company's receivable amounts, exposure to interest rate sensitivity is not significant.

Taxes on Income
---------------

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive common shares at June 30, 2000, 1999, or 1998.

Foreign Currency Transactions
-----------------------------

The Company's functional currency is the United States dollar. Gains and losses resulting from foreign currency transactions are included in the determination of net income or loss.

Stock-Based Compensation
------------------------

Although there has been no stock-based compensation, the Company accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

Comprehensive Income
--------------------

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by SFAS No. 130, "Reporting Comprehensive Income."

Segment Reporting
-----------------

Management considers the Company to operate in only one business segment. Accordingly, any disclosures required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are already incorporated in other financial statement disclosures.

New Accounting Standards
------------------------

Management has determined that any new accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from the estimates that were used.

The Company is involved in various matters of litigation arising in the normal course of business. In the opinion of management, the estimated outcome of such issues will not have a material effect on the Company's financial statements.

Reclassifications
-----------------

Certain items from 1999 and 1998 have been reclassified to conform to the current presentation.


Note 2.  Forfaiting Assets

At June 30, 2000, most forfaiting assets bear interest at about 8%. The following table represents the number of debts outstanding and the country where the debts originated:


                            June 30, 2000                            June 30, 1999
                   ----------------------------------       ----------------------------------
                                          Percentage                               Percentage
     Country        Number     Balance    of Balance         Number     Balance    of Balance
----------------   ---------  ---------  ------------       --------   ---------  ------------
  Turkey               1      $  3,253        70%               1      $  5,599          23%
  Czech Republic       1         1,000        22                1           924           4
  Nigeria              1           363         8                1           585           2
  Indonesia            -             -         -                3         8,385          35
  Russia               -             -         -                3         6,304          26
  Germany              -             -         -                1         1,107           5
  Ukraine              -             -         -                1           993           5
                   -----      --------   -------           ------      --------   ---------
    Totals             3         4,616       100%              11        23,897         100%
                   =====                 =======           ======                 =========

  Loss reserve                    (999)                                  (6,740)
                              --------                                 --------

                              $  3,617                                 $ 17,157
                              ========                                 ========

According to an agency agreement associated with the forfaiting asset originating in Nigeria which will expire in October 2000, the Company is required to repay to the agent an additional portion of the total loan up to a maximum amount of $2,587 in the event the borrower defaults on the loan. The Company's exposure under this agreement is $363 at June 30, 2000. Management does not believe any reserve is required for this contingency.

The Company received full payment on the forfaiting asset originating in Turkey subsequent to June 30, 2000.

Management has determined that certain debts are impaired. Impaired and non-impaired debts are summarized as follows:


                                    June 30, 2000        June 30, 1999
                                   ---------------      ---------------
Non-impaired debt                   $    3,616           $   15,676
Impaired debt at face value              1,000                8,221
                                    ----------           ----------

  Totals                            $    4,616           $   23,897
                                    ==========           ==========

The fair value of non-impaired debts approximate carrying value due to the short-term nature of the debt. The carrying value of impaired debt has been adjusted to fair value with a loss reserve as follows:


                                    June 30, 2000        June 30, 1999
                                   ---------------      ---------------
Face value of impaired debts        $    1,000           $    8,221
Loss reserve                              (999)              (6,740)
                                    ----------           ----------

Fair value of impaired debt         $        1           $    1,481
                                    ==========           ==========

The loss reserve has been established only for impaired debt. A reserve for non-impaired debt is not considered necessary by management. Activity on the loss reserve is summarized as follows:


                                    June 30, 2000        June 30, 1999
                                   ---------------      ---------------
Balance, beginning of year          $    6,740           $    7,018
Loss expense                               537                    -
Reductions due to sale of
  assets or write-offs                  (6,278)                (278)
                                    ----------           ----------

Balance, end of year                $      999           $    6,740
                                    ==========           ==========

Interest income recognized on impaired debt is insignificant.

Management believes the reserve for losses is adequate to offset future losses in the Company's current loan portfolio. A specific loss reserve of $999 was established during the year ended June 30, 2000, using a loan-by-loan analysis and relates to the forfaiting asset originated in the Czech Republic. When determining the reserve for losses, management considers many factors including the country risk (exposures in less developed countries and management's overall assessment of the underlying economic conditions in those countries). Also considered are items that mitigate losses including collateral associated with debts. All outstanding debts are due within the current fiscal year.


Note 3.  Transactions with Affiliates

An individual that is an officer and a director of the Company is also an officer and a director of another related company ("the Affiliate"). The Affiliate is a shareholder in the Company and has a management agreement with the Company expiring in January 2003. Fees under the management agreement may be earned by the Affiliate based on the Company's future performance. The Affiliate has also loaned $12,000 to other shareholders of the Company and this loan is secured by 11 million of the Company's outstanding shares.

The Company has a note receivable from this Affiliate in the amount of $5,000 at June 30, 2000. The note is due in full on January 31, 2001, bears interest at 8% and is unsecured. Interest income on the note was $155 for the year ended June 30, 2000. Based on the short-term nature of this note receivable, fair value approximates carrying value.

The Company has $10,695 on deposit with a bank subsidiary of the Affiliate at June 30, 2000. Interest income from this deposit amounted to $86 for the year ended June 30, 2000.

The Company also paid management fees of $17, $280, and $251 during the years ended June 30, 2000, 1999, and 1998, respectively, to companies controlled by another shareholder.

Note 4.  Bank Loans Payable


                                       June 30, 2000         June 30, 1999
                                      ---------------       --------------
Loans payable to banks bearing
  interest at 5.75% at June 30, 2000.
  The loans are payable as certain
  related forfaiting assets are
  collected.  The related forfaiting
  assets and restricted cash balances
  are security for the loans.           $    3,318            $    7,477

Other short-term bank borrowings,
  interest-bearing
                                               363                 1,278
                                        ----------            ----------
                                        $    3,681            $    8,755
                                        ==========            ==========


The weighted average interest rate on bank loans payable was 6.5%, 6.2% and 6.6% for the years ended June 30, 2000, 1999, and 1998, respectively. The fair value of bank loans payable approximates carrying value based on the interest rates and short-term nature of the loans.

At June 30, 1999, other amounts due to bank represent forfaiting assets that have been funded by a bank that the Company was in the process of repaying. Amounts were settled early in the year ended June 30, 2000.


Note 5.  Income Taxes

There is no current or deferred tax provision for the years ended June 30, 2000, 1999, or 1998. Differences between the U.S. statutory tax rate and the Company's effective tax rate is as follows:


                             June 30,       June 30,       June 30,
                              2000           1999           1998
                            ---------      ---------      ----------
Tax at U.S. statutory
  rate                      $   (564)      $  1,399       $  (1,698)
Change in valuation
  allowance for deferred
  tax asset                      564         (1,399)          1,698
                            --------       --------       ---------

Income tax expense          $      -        $     -        $      -
                            ========       ========       =========

At June 30, 2000, the Company's deferred tax asset is composed of $439 for net operating loss carryforwards and $340 for a loss reserve. A valuation allowance of $779 results in a net asset of zero.

The Company has net operating tax loss carryforwards of $1,113 for United States income tax purposes. Most of these losses expire in 2019. The Company has net operating tax loss carryforwards of $177 for United Kingdom income tax purposes. These losses do not expire.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EURO TRADE & FORFAITING, INC.
Dated: September 27, 2000
                                           By:    /s/ Michael J. Smith
                                                -------------------------
                                                Michael J. Smith
                                                President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Michael J. Smith                   Date:  September 27, 2000
-------------------------
Michael J. Smith
President, Chief Executive Officer
Director


/s/ James Carter                        Date:  September 27, 2000
-------------------------
James Carter
Director


/s/ Naren Desai                         Date:  September 27, 2000
-------------------------
Naren Desai
Director

                                EXHIBIT INDEX

    Exhibit No.                        Description of Exhibit
-------------------             -----------------------------------------

       21                          List of Subsidiaries of Registrant.

       27                          Article 5 - Financial Data Schedule for
                                     the Year Ended June 30, 2000.