Form 10-K/A
period 2000-06-30
EURO TRADE FORFAITING INC
filed 2000-10-30
CIK 1075249

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------
                                 FORM 10-K/A
                              ----------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of September 25, 2000 was approximately $2,354,450. The last reported sale price of the common shares of beneficial interest on the OTC Bulletin Board on September 22, 2000 was $0.41 per share.

  As of September 25, 2000, the Registrant had 16,945,224 common shares of beneficial interest, $0.001 par value, outstanding.

==========================================================================

                             TABLE OF CONTENTS

                                  PART I
ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         The Company. . . . . . . . . . . . . . . . . . . . . . . . . . 4
         General. . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Description of Business. . . . . . . . . . . . . . . . . . . . 4
         Portfolio Management . . . . . . . . . . . . . . . . . . . . . 7
ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 8
ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 8
                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 9
ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . . . 10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 14
                                  PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . . . . . . 15
ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 16
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 17
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 18
                                  PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 19
         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 33

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data required with respect to Item 8 and as listed in Item 14 of this annual report, are included in this annual report commencing on page 20.

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

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The executive officers and directors of the Company are as follows:

  Michael J. Smith, age 53, has been the President, Chief Executive Officer and a director of the Company since February 4, 2000. Mr. Smith is the President, Chief Executive Officer and a director of MFC Bancorp Ltd. and is the Chief Executive Officer, Chief Financial Officer and a director of TriMaine Holdings, Inc. and Drummond Financial Corporation. Mr. Smith was the Chief Financial Officer of Mercer International Inc. from May 1988 until 1996.

  James Carter, age 55, has been the Secretary and a director of the Company since February 4, 2000. Mr. Carter is currently a Vice President of MFC Bancorp Ltd. He served as President and a director of Pine Resources Corporation from October 1998 to December 1999, and as President and a director of Renfield Enterprises Inc. from November 1998 to January 2000. Mr. Carter was the President and Chief Executive Officer of Carlin Resources Corp. from 1994 to 1998.

  Naren Desai, age 46, has been the Treasurer and a director of the Company since February 4, 2000. Mr. Desai has been employed as an executive by Euro Trade Limited since October 1999. Prior to that, Mr. Desai was employed as a Chartered Accountant by Andrew Murray & Company from 1992 to September 1999. Mr. Desai holds an MBA from City University in London, England.

  Slobodan Andjic, age 56, became a director of the Company on October 10, 2000. Mr. Andjic has served as Vice President and a director of Swiss Investment Group since 1998. He served as an advisor to the President of Mercur and a director and coordinator of the Mercur group of companies from 1996 to 1998. Mr. Andjic was the Chairman of Yugoexport Athens Company from 1994 to 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, require the Company's directors and executive officers and persons who beneficially own more than 10% of the common shares (collectively, the "Reporting Persons"), to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership of common shares and other equity securities of the Company (Form 4). Reporting Persons are required by SEC regulations to furnish to the Company copies of all
Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with for the fiscal year ended June 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information concerning the total compensation earned or paid during the last three fiscal years to the Company's Chief Executive Officer and each of the Company's current executive officers who received in excess of $100,000 in salary and bonus:


                                           Summary Compensation Table
                                              Annual Compensation
                                                                     All Other
Name and Principal Position     Year    Salary($)     Bonus($)   Compensation(3)($)
---------------------------     ----    ---------     --------   ------------------
Michael J. Smith(1)
President, Chief Executive      2000        -            -                 -
Officer and Director

Naren Desai(2)
Treasurer, Vice                 2000     108,000         -               11,850
President and Director

John Vowell(1)
Former President, Chief         2000     165,000         -               35,215
Executive Officer and           1999     190,272      285,410            42,825
Director                        1998     198,000      297,000            40,362

(1) Michael J. Smith replaced John Vowell as the Company's President and Chief Executive Officer on February 4, 2000. Mr. Vowell's appointment as an officer and director of the Company was terminated in fiscal 2000.
(2) Naren Desai has served as a director and officer of the Company since February 4, 2000 and is employed by the Company as an accountant.
(3) All Other Compensation consists of car allowance, mortgage subsidy, private health benefits and pension contributions paid to or on behalf of directors of the Company.

Employment Agreements

  John Vowell's compensation in fiscal 2000 was determined by an employment agreement with Pt. Multikarsa Investama ("Multikarsa") dated April 28, 1997. Under the terms of the employment agreement, Mr. Vowell received an annual base salary and an annual bonus of one and a half times base salary in fiscal 1999 and 1998. Mr. Vowell's appointment as an officer and director of the Company was terminated in fiscal 2000 and he is no longer employed by the Company.

  Naren Desai's compensation in fiscal 2000 was determined by an employment agreement with Euro Trade Limited dated October 1, 1999. Under the terms of the employment agreement, Mr. Desai receive an annual base salary and an annual bonus tied to the profitability of the Company.

Stock Options

  The Company did not have a stock option plan in place in fiscal 2000 and no stock options were granted by the Company to any of its executive officers during that period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's common shares by: (i) each person known by the Company to beneficially own more than 5% of the Company's common shares;
(ii) each executive officer and director of the Company; and (iii) all executive officers and directors of the Company as a group.


Name and Address of                             Amount and Nature of             Percent of
Beneficial Owner(1)                             Beneficial Ownership               Class
-------------------                             --------------------             ----------
Michael J. Smith                                       202,663(2)                   1.2%
17 Dame Street
Dublin 2, Ireland

James Carter
17 Dame Street
Dublin 2, Ireland                                        -                           -

Naren Desai(3)                                           -                           -
Merrivale, 65 Balcombe Road, Haywards Heath
West Sussex, England  RH16 1PE

Slobodan Andjic(4)                                       -                           -
UL. II Crnogroskog, Bataljona BB
81000 Podgorica, Montenegro, Yugoslavia

Collingwood Investment Limited(5)(6)                 4,400,000                     25.9%
19 Peel Road
Douglas, Isle of Man, LM1 41S

North Cascade Limited(6)(7)                          6,600,000                     38.9%
19 Peel Road
Douglas, Isle of Man, LM1 41S

All executive officers and directors as a group        202,663                      1.2%

(1) The information presented in this table is based solely on information contained in Schedule 13Ds filed by the beneficial owners with the Securities and Exchange Commission or information furnished to the Company. Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all common shares shown as beneficially owned by them.
(2) Michael J. Smith is a director and officer of MFC Bancorp Ltd. ("MFC"), which owns all of the issued and outstanding common stock of MFC Merchant
Bank S.A. (the "Bank"). The Bank owns 202,663 common shares (the "Shares") of the Company. Michael J. Smith is not an officer or director of the Bank and disclaims beneficial ownership of the Shares.
(3) Naren Desai has served as an officer and director of the Company since February 4, 2000.
(4) Slobodan Andjic was appointed a director of the Company on October 10, 2000.
(5) Based upon a Schedule 13D filed by Collingwood Investments Limited ("Collingwood"), the directors of Collingwood are Colin Pearse and Richard Baker. The Mayflower Trust is the sole shareholder of Collingwood and therefore shares voting power with Collingwood and the trustee of The Mayflower Trust, Aston Corporate Trustees Limited, over the common shares of the Company beneficially owned by Collingwood.
(6) Pursuant to a Securities Pledge Agreement dated for reference January 31, 2000, Collingwood and North Cascade Limited ("Cascade") pledged their aggregate 11.0 million common shares of the Company to the Bank as security for a loan of $12 million made by the Bank to Collingwood and Cascade pursuant to a Loan Agreement made among them dated for reference January 31, 2000. A copy of the Securities Pledge Agreement is attached as an exhibit to the Schedule 13D filed jointly by the Bank and MFC on February 17, 2000.

(7) Based upon a Schedule 13D filed by Cascade, the directors of Cascade are Robert Griffin and Richard Tanner. The Mayflower Trust is the sole shareholder of Cascade and therefore shares voting power with Cascade, and the trustee of The Mayflower Trust, Aston Corporate Trustees Limited, over the common shares of the Company beneficially owned by Cascade.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  MFC Merchant Bank S.A. loaned two shareholders of the Company, Collingwood Investments Limited and North Cascade Limited, which hold in aggregate 11.0 million common shares of the Company (the "Euro Shares") (being approximately 65% of the issued and outstanding shares as at the date of the loan), $12 million on or about January 31, 2000. The loan is secured by the Euro Shares.

  The Company has a note receivable from MFC Bancorp Ltd. in the amount of $5 million at June 30, 2000. This note is due in full on January 31, 2001, bears interest at 8% and is unsecured.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

                                     Index

(a)(1)  Financial Statements
                                                                     Page
                                                                     ----
        Independent Auditors' Report. . . . . . . . . . . . . . . . . 20
        Consolidated Balance Sheets . . . . . . . . . . . . . . . . . 21
        Consolidated Statements of Operations . . . . . . . . . . . . 22
        Consolidated Statements of Changes in Shareholders' Equity. . 23
        Consolidated Statements of Cash Flows . . . . . . . . . . . . 24
        Notes to the Consolidated Financial Statements. . . . . . . . 25

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


                                           EURO TRADE & FORFAITING, INC.
Dated: October 26, 2000
                                           By:    /s/ Michael J. Smith
                                                -------------------------
                                                Michael J. Smith
                                                President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Michael J. Smith                   Date:  October 26, 2000
-------------------------
Michael J. Smith
President, Chief Executive Officer
Director


/s/ James Carter                        Date:  October 26, 2000
-------------------------
James Carter
Director


                                        Date:  October 26, 2000
-------------------------
Naren Desai
Director

/s/ Slobodan Andjic
-------------------------               Date:  October 26, 2000
Slobodan Andjic
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