Form 10-Q
period 2000-09-30
EURO TRADE FORFAITING INC
filed 2000-11-13
CIK 1075249

==========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                   Commission file number:  000-26031

                      EURO TRADE & FORFAITING, INC.
         (Exact name of Registrant as specified in its charter)

                Utah                                       87-0571580
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                 42 Brook Street, London, England, W1Y 1YB
                  (Address of principal executive offices)

                              (44 207) 958-9026
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

            Class                         Outstanding at November 8, 2000
            -----                         -------------------------------

     Common Stock, $0.001                            16,945,224
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

                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                       EURO TRADE & FORFAITING, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                               (Unaudited)


FORM 10-Q
QUARTERLY REPORT PAGE 2

                       EURO TRADE & FORFAITING, INC.
                        Consolidated Balance Sheets
                                (Unaudited)
                              (in thousands)



                                        September 30, 2000   June 30, 2000
                                        ------------------   -------------

                                  ASSETS
Current assets
   Cash and cash equivalents                  $   16,601        $   16,338
   Restricted cash balances                            -             1,139
   Forfaiting assets                                 276             3,617
   Note receivable                                 5,000             5,000
   Interest receivable                               102               211
   Other                                             667               454
                                              ----------        ----------
                                                  22,646            26,759
Investment                                           427                 -
                                              ----------        ----------
                                              $   23,073        $   26,759
                                              ==========        ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and other accrued
     expenses                                 $       88        $       86
   Bank loans payable                                306             3,681
                                              ----------        ----------
      Total liabilities                              394             3,767

Shareholders' equity
   Common stock, par value $0.001; 50,000,000
     shares authorized; 16,945,224 shares
     issued and outstanding at September 30
     and June 30, 2000                                17                17
   Additional paid-in capital                     25,264            25,264
   Retained deficit                               (2,602)           (2,289)
                                              ----------        ----------
                                                  22,679            22,992
                                              ----------        ----------
                                              $   23,073        $   26,759
                                              ==========        ==========



The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT PAGE 3

                       EURO TRADE & FORFAITING, INC.
                   Consolidated Statements of Operations
                              (Unaudited)
                  (in thousands, except per share amounts)



                                   For the Three        For the Three
                                   Months Ended         Months Ended
                                   September 30, 2000   September 30, 1999
                                   ------------------   ------------------

Revenue                                 $       25          $    1,074

Expenses
   Interest                                     24                 257
   General and administrative                  314                 493
                                        ----------          ----------
                                               338                 750
                                        ----------          ----------

      Net income (loss)                 $     (313)         $      324
                                        ==========          ==========

Basic earnings (loss) per share         $    (0.02)         $     0.02
                                        ==========          ==========

Weighted average number of common
  shares outstanding (in thousands)         16,945              16,945
                                        ==========          ==========



The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT PAGE 4

                       EURO TRADE & FORFAITING, INC.
                   Consolidated Statements of Cash Flows
                               (Unaudited)
                             (in thousands)



                                   For the Three        For the Three
                                   Months Ended         Months Ended
                                   September 30, 2000   September 30, 1999
                                   ------------------   ------------------

Cash Flows from Operating Activities
   Net income (loss)                    $     (313)        $      324
   Adjustments to reconcile net
     income (loss) to cash flows
     from operating activities
     Changes in current assets and
       liabilities
        Interest receivable                    109              1,057
        Forfaiting assets                    3,341             11,111
        Accounts payable and other
          accrued expenses                       2               (125)
        Other                                 (213)            (4,244)
                                        ----------         ----------
          Net cash flows from operating
            activities                       2,926              8,123

Cash Flows from Investing Activities
   Purchase of available-for-sale
     securities                               (427)                 -

Cash Flows from Financing Activities
   Loan repayments to banks                 (3,375)            (3,910)
   Payment of other amounts due to bank          -             (9,571)
   Change in restricted cash balances        1,139              7,948
                                        ----------         ----------
          Net cash flows from
            financing activities            (2,236)            (5,533)
                                        ----------         ----------

          Net increase in cash
            and cash equivalents               263              2,590

Cash and cash equivalents, beginning
  of period                                 16,338              9,927
                                        ----------         ----------

Cash and cash equivalents, end of
  period                                $   16,601         $   12,517
                                        ==========         ==========



The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT PAGE 5

                       EURO TRADE & FORFAITING, INC.
                Notes to Consolidated Financial Statements
                           September 30, 2000
                              (Unaudited)

Note 1.  Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Euro Trade & Forfaiting, Inc. and its subsidiary (collectively, the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended June 30, 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

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

The fair value of the non-impaired financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the non-impaired financial instruments is (in thousands) $275 and $3,616 at September 30, 2000 and June 30, 2000, respectively.


FORM 10-Q
QUARTERLY REPORT PAGE 6

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

The fair value of the impaired financial instruments is as follows (in thousands):



                                          September 30,    September 30,
                                              2000             1999
                                          -------------    -------------
                                           (unaudited)      (unaudited)

Recorded investments in impaired
  financial instruments                   $     1,000      $     8,721
Less allowance for losses                        (999)          (6,740)
                                          -----------      -----------
Fair value of impaired
  financial instruments                   $         1      $     1,481
                                          ===========      ===========


The activity in the allowance for losses account is as follows (in thousands):



                                          September 30,    September 30,
                                              2000             1999
                                          -------------    -------------
                                           (unaudited)      (unaudited)

Beginning balance                         $       999      $     6,740
  Provision for loss                                -                -
  Reductions - sale of asset                        -                -
                                          -----------      -----------
Ending balance                            $       999      $     6,740
                                          ===========      ===========


The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

Note 4.  Reclassifications

Certain comparative figures have been reclassified to conform with the current period's presentation.


FORM 10-Q
QUARTERLY REPORT PAGE 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information discussion and analysis of the financial condition and results of operation of the Company for the three month period ended September 30, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Three Months Ended September 30, 2000

Revenues for the three month period ended September 30, 2000 decreased by 98% to $25,000 from $1.1 million for the comparative period of 1999, primarily as a result of a reduction in trading activity due to deteriorating market conditions and a loss on the collection of a deutschmark denominated forfaiting asset as a result of a devaluation in the deutschmark. Revenue in the three month period ended September 30, 2000 primarily arose from interest income accrued by the remaining forfaiting assets and note receivable.

Cost of revenues decreased by 55% for the three month period ended September 30, 2000 to $0.3 million from $0.8 million in the comparative period of 1999, primarily as a result of a reduction in interest and general and administrative expenses.

The Company had a net loss of $0.3 million, or $0.02 per share, for the three month period ended September 30, 2000, compared to net income of $0.3 million, or $0.02 per share, for the comparative period of 1999.

No tax provision has been made for the three month period ended September 30, 2000 or for the fiscal year ended June 30, 2000, based on pre-tax operation losses. The Company is subject to the tax laws of both the United Kingdom and United States.

Liquidity and Capital Resources

Working capital at September 30, 2000 was $22.2 million compared to $23.0 million at June 30, 2000. This 3% decrease in working capital is attributable to a $1.1 million decrease in restricted cash balances and a $3.3 million decrease in forfaiting assets, reflecting the sale and maturity of assets during the quarter with no further acquisition of assets. Partially offsetting the decrease in working capital was a $3.4 million decrease in bank loans payable.

Net cash provided by operating activities for the three month period ended September 30, 2000 was $2.9 million compared to $8.1 million in the same period in 1999. This was due primarily to a decrease in the sale/maturity of forfaiting assets.

Net cash used by financing activities for the three month period ended September 30, 2000 was $2.2 million compared to $5.5 million in the same period in 1999. This was due primarily to a $6.8 million change in restricted cash balances offset by a $9.6 million payment of other amounts due to bank.


FORM 10-Q
QUARTERLY REPORT PAGE 8

Cash and cash equivalents increased to $16.6 million at September 30, 2000 from $16.3 million at June 30, 2000.

At September 30, 2000, the Company had total assets of $23.1 million and shareholders' equity of $22.7 million, compared to total assets of $26.8 million and total shareholders' equity of $23.0 million at June 30, 2000.

Foreign Currency

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. As at September 30, 2000, approximately 98% of the Company's cash and cash equivalents were denominated in U.S. dollars, while approximately 100% of the Company's forfaiting assets and 78% of its current liabilities were denominated in sterling pounds.

Since a substantial portion of the Company's revenues and assets are denominated in foreign currencies, the financial position of the Company for any given period, when reported in U.S. dollars, can be significantly affected by the exchange rates prevailing during that period.

The Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Reference is made to the Company's annual report on Form 10-K for the year ended June 30, 2000 for information concerning market risk. The Company is of the opinion that there were no material changes in market risk since June 30, 2000.


FORM 10-Q
QUARTERLY REPORT PAGE 9

                         PART II.  OTHER INFORMATION
                                   -----------------

ITEM 1.  LEGAL PROCEEDINGS

On November 3, 2000, the Company commenced an action in the United States District Court, Southern District of New York, against its former Chief Executive Officer, John Vowell, and others (collectively, the "Defendants") alleging, in part, that Mr. Vowell breached his fiduciary duty to the Company and, along with the other Defendants, participated in a wide-ranging fraudulent scheme to benefit themselves and their associates at the expense of the Company. The Company is seeking to recover from the Defendants, among other things, actual and punitive damages, as well as the return of certain shares issued to the Defendants as a result of their fraudulent behaviour.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                      Description
      -------                     -----------

      27      Article 5 - Financial Data Schedule for the 1st Quarter 2001
                          Form 10-Q.

(b)   Reports on Form 8-K

      None.


FORM 10-Q
QUARTERLY REPORT PAGE 10

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2000


                                 EURO TRADE & FORFAITING, INC.

                                 By:      /s/ Michael J. Smith
                                     ---------------------------------
                                     Michael J. Smith, President and Chief
                                     Executive Officer


FORM 10-Q
QUARTERLY REPORT PAGE 11

                               EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

27         Article 5 - Financial Data Schedule for the 1st Quarter 2001
                       Form 10-Q.