Form 10-Q
period 2000-12-31
EURO TRADE FORFAITING INC
filed 2001-02-14
CIK 1075249

==========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2000

                                    OR

      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                    Commission file number    000-26031

                       EURO TRADE & FORFAITING, INC.
          (Exact name of Registrant as specified in its charter)

                Utah                               87-0571580
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

    Suite 1620, 400 Burrard Street, Vancouver, British Columbia  V6C 3A6
                 (Address of principal executive offices)

                               (604) 683-5767
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X  No
                                                                ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                Class                    Outstanding at February 13, 2000
                -----                    --------------------------------

        Common Stock, $0.001                         25,445,224
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


                      PART I.  FINANCIAL INFORMATION
                               ---------------------

ITEM 1.  FINANCIAL STATEMENTS



                       EURO TRADE & FORFAITING, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                (Unaudited)



FORM 10-Q
QUARTERLY REPORT PAGE 2

                       EURO TRADE & FORFAITING, INC.
                        Consolidated Balance Sheets
                                (Unaudited)
                               (in thousands)




                                    December 31, 2000        June 30, 2000
                                    -----------------        -------------
                           ASSETS

Current assets
 Cash and cash equivalents               $  25,541             $  16,338
 Restricted cash balances                        -                 1,139
 Trading securities                          1,032                     -
 Forfaiting assets                               9                 3,617
 Note receivable                             5,000                 5,000
 Interest receivable                            68                   211
 Other                                         708                   454
                                         ---------             ---------
                                            32,358                26,759

Investment                                     427                     -
                                         ---------             ---------
     Total assets                        $  32,785             $  26,759
                                         =========             =========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and other
  accrued expenses                       $     126             $      86
 Bank loans payable                              -                 3,681
                                         ---------             ---------
     Total liabilities                         126                 3,767

Shareholders' equity
 Common stock, par value $0.001,
  50,000,000 shares authorized,
  25,445,224 and 16,945,224 shares
  issued and outstanding at
  December 31, 2000 and June 30,
  2000, respectively                            25                    17
 Additional paid-in capital                 35,813                25,264
 Retained deficit                           (3,179)               (2,289)
                                         ---------             ---------
     Total stockholders' equity             32,659                22,992
                                         ---------             ---------
                                         $  32,785             $  26,759
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


FORM 10-Q
QUARTERLY REPORT PAGE 3

                       EURO TRADE & FORFAITING, INC.
                   Consolidated Statements of Operations
                                (Unaudited)
                 (in thousands, except per share amounts)




                                    For the Six          For the Six
                                    Months Ended         Months Ended
                                    December 31, 2000    December 31, 1999
                                    -----------------    -----------------

Revenue                                $     242            $   1,657

Expenses
  Interest                                    25                  309
  General and administrative                 888                1,123
  Investment loss                            219                1,100
                                       ---------            ---------
                                           1,132                2,532
                                       ---------            ---------
        Net loss                       $    (890)           $    (875)
                                       =========            =========


Basic and diluted loss per share       $   (0.05)           $   (0.05)
                                       =========            =========

Weighted average number of common
 shares outstanding (in thousands)        19,163               16,945
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


FORM 10-Q
QUARTERLY REPORT PAGE 4

                        EURO TRADE & FORFAITING, INC.
                   Consolidated Statements of Operations
                                (Unaudited)
                  (in thousands, except per share amounts)




                                For the Three          For the Three
                                Months Ended           Months Ended
                                December 31, 2000      December 31, 1999
                                -----------------      -----------------

Revenue                             $     217              $     583

Expenses
  Interest                                  1                     52
  General and administrative              574                    630
  Investment loss                         219                  1,100
                                    ---------              ---------
                                          794                  1,782
                                    ---------              ---------
     Net loss                       $    (577)             $  (1,199)
                                    =========              =========

Basic and diluted loss
 per share                          $   (0.03)             $   (0.07)
                                    =========              =========

Weighted average number of
 common shares outstanding
 (in thousands)                        21,380                 16,945
                                    =========              =========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REPORT PAGE 5

                       EURO TRADE & FORFAITING, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                               (in thousands)




                                For the Six              For the Six
                                Months Ended             Months Ended
                                December 31, 2000        December 31, 1999
                                -----------------        -----------------

Cash Flows from Operating
 Activities
   Net loss                        $    (890)                $    (875)
   Investment loss                       219                     1,100
   Adjustments to reconcile net
    loss to cash flows from
    operating activities
    Changes in current assets and
     liabilities
      Interest receivable                143                     1,178
      Forfaiting assets                3,608                     6,739
      Accounts payable and other
       accrued expenses                   40                      (127)
      Other                             (254)                   (4,778)
                                   ---------                 ---------
                                       2,866                     3,237

      Purchases of trading
       securities                     (1,428)                        -
      Proceeds from sales of
       trading securities                177                         -
                                   ---------                 ---------
          Net cash flows from
           operating activities        1,615	                 3,237

Cash Flows from Investing
 Activities
   Purchase of investment               (427)                        -

Cash Flows from Financing
 Activities
   Loan (repayments to) from
    banks                             (3,681)                      457
   Payment of other amounts due
    to bank                                -                    (9,162)
   Change in restricted cash
    balances                           1,139                     8,729
   Issuance of common shares
    and warrants                      10,557                         -
                                   ---------                 ---------
          Net cash flows from
           financing activities        8,015                        24
                                   ---------                 ---------

          Net increase in cash
           and cash equivalents        9,203                     3,261

Cash and cash equivalents,
 beginning of period                  16,338                     9,927
                                   ---------                 ---------
Cash and cash equivalents,
 end of period                     $  25,541                 $  13,188
                                   =========                 =========




The accompanying notes are an integral part of these financial statements.


FORM 10-Q
QUARTERLY REORT PAGE 6

                       EURO TRADE & FORFAITING, INC.
                Notes to Consolidated Financial Statements
                             December 31, 2000
                                (Unaudited)

Note 1.  Basis of Presentation

The interim period consolidated financial statements contained herein include the accounts of Euro Trade & Forfaiting, Inc. and its subsidiary (collectively, the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest amended annual report on Form 10-K/A for the fiscal year ended June 30, 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Note 2.  (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted (loss) earnings per share takes into consideration common shares outstanding (computed under basic (loss) earnings per share) and potentially dilutive common shares.

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

The fair value of the non-impaired financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the non-impaired financial instruments is (in thousands) $8 and $3,616 at December 31, 2000 and June 30, 2000, respectively.



FORM 10-Q
QUARTERLY REPORT PAGE 7

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

The fair value of the impaired financial instruments is as follows (in thousands):



                              December 31,               June 30,
                                 2000                      2000
                            ----------------           ------------
                              (unaudited)

Recorded investments in
 impaired financial
 instruments                    $   1,000               $   1,000
Less allowance for losses            (999)                   (999)
                                ---------               ---------
Fair value of impaired
 financial instruments          $       1               $       1
                                =========               =========




The Company did not have any activity in the allowance for losses account in the six months and three months ended December 31, 2000 and December 31, 1999, respectively.

The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

Note 4.  Reclassifications

Certain comparative figures have been reclassified to conform with the current period's presentation.


FORM 10-Q
QUARTERLY REPORT PAGE 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the financial condition and results of operation of the Company for the six month and three month periods ended December 31, 2000 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Results of Operations - Six Months Ended December 31, 2000

Revenues for the six month period ended December 31, 2000 decreased to $0.2 million from $1.7 million for the comparative period of 1999, primarily as a result of a reduction in trading activity due to deteriorating market conditions and a loss on the collection of a deutschmark denominated forfaiting asset as a result of a devaluation in the deutschmark. Revenue in the six month period ended December 31, 2000 primarily arose from interest income accrued on the remaining forfaiting assets and a note receivable.

Expenses for the six month period ended December 31, 2000 decreased to $1.1 million from $2.5 million in the comparative period of 1999, as a result of reduced losses from investments in trading securities and a reduction in interest and general and administrative expenses.

The Company had a net loss of $0.9 million, or $0.05 per share, respectively, for the six month periods ended December 31, 2000 and December 31, 1999, respectively.

No tax provision has been made for the six month period ended December 31, 2000, based on pre-tax operation losses. The Company is subject to the tax laws of both the United Kingdom and the United States.

Results of Operations - Three Months Ended December 31, 2000

Revenues for the three month period ended December 31, 2000 decreased to $0.2 million from $0.6 million for the comparative period of 1999, primarily as a result of a reduction in trading activity due to deteriorating market conditions. Revenue in the three month period ended December 31, 2000 primarily arose from interest income accrued on a note receivable.

Expenses for the three month period ended December 31, 2000 decreased to $0.8 million from $1.8 million in the comparative period of 1999, primarily as a result of reduced losses from investments in trading securities.

The Company had a net loss of $0.6 million, or $0.03 per share, for the three month period ended December 31, 2000 compared to a net loss of $1.2 million, or $0.07 per share, for the comparative period of 1999.

No tax provision has been made for the three month period ended December 31, 2000, based on pre-tax operation losses. The Company is subject to the tax laws of both the United Kingdom and the United States.


FORM 10-Q
QUARTERLY REPORT PAGE 9

Liquidity and Capital Resources

Working capital at December 31, 2000 increased to $32.2 million from $23.0 million at June 30, 2000, primarily to as a result of a share issuance completed in November 2000 and a $3.7 million decrease in bank loans payable. Partially offsetting the increase in working capital was a $3.6 million decrease in forfaiting assets reflecting the sale and maturity of assets during the six month period ended December 31, 2000 with no further acquisition of assets.

Net cash provided by operating activities for the six month period ended December 31, 2000 was $1.6 million compared to $3.2 million in the same period in 1999. This was due primarily to a decrease in the sale/maturity of forfaiting assets and purchases of trading securities.

Net cash used by investing activities for the six month period ended December 31, 2000 was $0.4 million, consisting of the purchase of an investment. The Company did not have any investing activity in the comparative period of 1999.

Net cash provided by financing activities for the six month period ended December 31, 2000 was $8.0 million, primarily as a result of the share issuance completed in November 2000, compared to $24,000 in the same period in 1999.

Cash and cash equivalents increased to $25.5 million at December 31, 2000 from $16.3 million at June 30, 2000.

At December 31, 2000, the Company had total assets of $32.8 million and stockholders' equity of $32.7 million, compared to total assets of $26.8 million and total stockholders' equity of $23.0 million at June 30, 2000.

Foreign Currency

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. As at December 31, 2000, approximately 92% of the Company's cash and cash equivalents were denominated in U.S. dollars, while approximately 63% of its current liabilities were denominated in sterling pounds.

The Company does not currently enter into any currency hedging arrangements for exchange rate fluctuations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the Company's amended annual report on Form 10-K/A for the year ended June 30, 2000 for information concerning market risk. The Company is of the opinion that there were no material changes in market risk since June 30, 2000.


FROM 10-Q
QUARTERLY REPORT PAGE 10

                        PART II.  OTHER INFORMATION
                                  -----------------

ITEM 1.  LEGAL PROCEEDINGS

On November 3, 2000, the Company commenced an action, as amended, in the United States District Court, Southern District of New York (the "New York Court") against its former Chief Executive Officer, John Vowell, its former Chairman, Chandra Sekar, its former Chief Financial Officer, Naren Desai, John W. Duffell and John Does 1 - 10 (collectively, the "Defendants") alleging, in part, that Mr. Vowell, Mr. Sekar and Mr. Desai breached their fiduciary duties to the Company and, along with the other Defendants, participated in a wide-ranging fraudulent scheme to benefit themselves and their associates at the expense of the Company (the "Euro Trade Action"). The Company is seeking to recover from the Defendants, among other things, actual and punitive damages, as well as the return of certain shares issued to the Defendants as a result of their fraudulent behavior.

On November 22, 2000, Clarion Investment and Mortgage and Clifftown Holdings International Inc. and others (collectively, "Clifftown") commenced an action, as amended, in the United States District Court for the District of Columbia against, among others, the Company alleging, among other things, that the Company violated certain United States federal securities laws and breached its duty to state certain material facts or to correct certain material facts previously disclosed in its public filings with the Securities and Exchange Commission (the "Clifftown Action"). The Company considers the Clifftown Action to be without merit and intends to vigorously defend itself against Clifftown's allegations. The Company regards the Clifftown Action to be a response to the Euro Trade Action. An application has been made by, among others, the Company to have the Clifftown Action transferred to the New York Court to be heard with the Euro Trade Action.

On December 18, 2000, North Cascade Limited, Collingwood Investments Limited and Kishor Kumar Kantilal Naik (collectively, "Collingwood") commenced an action, as amended, in the New York court against, among others, the Company as nominal defendant alleging, among other things, violations of federal securities laws and applicable state law arising out of an alleged improper acquisition of control of the Company by certain defendants, including directors of the Company (the "Collingwood Action"). The Collingwood Action was brought by Collingwood in its own right and, derivatively, to assert claims on behalf of the Company. The Collingwood Action has been assigned to be heard by the same judge in the New York Court as the Euro Trade Action. The Company considers the Collingwood Action to be without merit and intends to vigorously defend itself against Collingwood's allegations.

Although the Company considers the Clifftown Action and the Collingwood Action to be without merit, it is unable to predict the final outcome at this time. An adverse outcome could materially affect the Company's results of operations and financial position. In addition, the Company's involvement in the Euro Trade Action, the Clifftown Action and the Collingwood Action, regardless of their eventual outcome, will likely be costly and time consuming. Substantial expenses are expected to be incurred in connection with the litigation. Accordingly, there can be no assurance that the litigation may not have a material adverse impact on the Company's results of operations and financial position.


FORM 10-Q
QUARTERLY REPORT PAGE 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on November 27, 2000. At the meeting, Michael J. Smith, James Carter, Slobodan Andjic and Simon Law were elected directors of the Company, as follows:




                                                      ABSTENTIONS AND
                      VOTES FOR    VOTES WITHHELD     BROKER NON-VOTES
                      ---------    --------------     ----------------
Michael J. Smith     19,702,663            -                    -
James Carter         19,702,663            -                    -
Slobodan Andjic      19,702,663            -                    -
Simon Law            19,702,663            -                    -




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     The Company filed the following reports with respect to the indicated items during the three months ended December 31, 2000:

     Form 8-K dated December 1, 2000:
       Item 5.  Other Events.

     Form 8-K dated November 15, 2000:
       Item 5.  Other Events.
       Item 7.  Financial Statements and Exhibits.


FORM 10-Q
QUARTERLY REORT PAGE 12

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2001


                                        EURO TRADE & FORFAITING, INC.

                                        By:    /s/ Michael J. Smith
                                           ---------------------------
                                           Michael J. Smith, President
                                           and Chief Executive Officer


FORM 10-Q
QUARTERLY REPORT PAGE 13