Form 10-Q
period 2001-03-31
EURO TRADE FORFAITING INC
filed 2001-05-15
CIK 1075249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001

                                        OR

[    ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

                  FOR  THE  TRANSITION  PERIOD  FROM      TO
                                                     ----    ----

                        COMMISSION  FILE  NUMBER    000-26031

                          EURO  TRADE  &  FORFAITING,  INC.
          (Exact  name  of  Registrant  as  specified  in  its  charter)

                  UTAH                               87-0571580
     (State  or  other  jurisdiction  of          (I.R.S.  Employer
     incorporation  or  organization)            Identification  No.)

  SUITE 1620, 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA, V6C 3A6
                              (Address of office)

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes    X    No
                                               ----       ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                       Outstanding  at  May  14,  2001
           -----                       -------------------------------
     Common  Stock,  $0.001                      22,245,224
        par  value

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


              PART  I.  FINANCIAL  INFORMATION
                        ----------------------

ITEM  1.  FINANCIAL  STATEMENTS



               EURO  TRADE  &  FORFAITING,  INC.

              CONSOLIDATED  FINANCIAL  STATEMENTS

         FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2001

                          (UNAUDITED)


                        EURO  TRADE  &  FORFAITING,  INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                              MARCH 31, 2001    JUNE 30, 2000
                                             ----------------  ---------------
ASSETS
Current assets
Cash and cash equivalents                    $        22,234   $       16,338
Restricted cash balances                                   -            1,139
Trading securities                                     1,825                -
Forfaiting assets                                          1            3,617
Note receivable                                        5,000            5,000
Interest receivable                                      100              211
Other                                                  1,046              454
                                             ----------------  ---------------
  Total current assets                                30,206           26,759

Investment                                               427                -
                                             ----------------  ---------------
  Total assets                               $        30,633   $       26,759
                                             ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued expenses  $            66   $           86
Bank loans payable                                         -            3,681
                                             ----------------  ---------------
  Total liabilities                                       66            3,767

Shareholders' equity
  Common stock                                            23               17
Additional paid-in capital                            35,315           25,264
Deficit                                               (4,771)          (2,289)
                                             ----------------  ---------------
  Total shareholders' equity                          30,567           22,992
                                             ----------------  ---------------
                                             $        30,633   $       26,759
                                             ================  ===============


   The accompanying notes are an integral part of these financial statements.


                        EURO  TRADE  &  FORFAITING,  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED
                                               MARCH 31, 2001    MARCH 31, 2000
                                              ----------------  ----------------
REVENUE                                       $           574   $         1,435

EXPENSE
  Interest                                                 25               437
  General and administrative                            1,854             1,528
  Provision for losses on forfaiting assets                 -               537
                                              ----------------  ----------------
                                                        1,879             2,502
                                              ----------------  ----------------
LOSS BEFORE OTHER ITEMS                                (1,305)           (1,067)

OTHER ITEMS
  Investment loss                                      (1,177)           (1,115)
                                              ----------------  ----------------

Net loss                                      $        (2,482)  $        (2,182)
                                              ================  ================

Basic and diluted loss per share              $         (0.12)  $         (0.13)
                                              ================  ================

Weighted average number of common shares
  outstanding (in thousands)                           21,182            16,945
                                              ================  ================



   The accompanying notes are an integral part of these financial statements.


                                      EURO  TRADE  &  FORFAITING,  INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               FOR THE THREE     FOR THE THREE
                                               MONTHS ENDED      MONTHS ENDED
                                               MARCH 31, 2001    MARCH 31, 2000
                                              ----------------  ----------------
REVENUE                                       $           332   $          (222)

EXPENSES
  Interest                                                  -               128
  General and administrative                              966               405
  Provision for losses on forfaiting assets                 -               537
                                              ----------------  ----------------
                                                          966             1,070
                                              ----------------  ----------------

LOSS BEFORE OTHER ITEMS                                  (634)           (1,292)

OTHER ITEMS
  Investment loss                                        (958)              (15)
                                              ----------------  ----------------


Net loss                                      $        (1,592)  $        (1,307)
                                              ================  ================

Basic and diluted loss per share              $         (0.06)  $         (0.08)
                                              ================  ================

Weighted average number of common shares
  outstanding (in thousands)                           25,310            16,945
                                              ================  ================


   The accompanying notes are an integral part of these financial statements.


                         EURO  TRADE  &  FORFAITING,  INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                   (IN THOUSANDS)



                                                   FOR THE NINE      FOR THE NINE
                                                   MONTHS ENDED      MONTHS ENDED
                                                  MARCH 31, 2001    MARCH 31, 2000
                                                 ----------------  ----------------

Cash Flows from Operating Activities
  Net loss                                       $        (2,482)  $        (2,182)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Investment loss                                          1,177             1,115
  Provision for losses on forfaiting assets                    -               537
  Changes in current assets and liabilities:
  Interest receivable                                        111             1,123
  Forfaiting assets                                        3,616            10,320
  Accounts payable and other accrued expenses                (20)             (319)
  Other                                                     (592)              114
                                                 ----------------  ----------------
                                                           1,810            10,708

  Purchases of trading securities                         (3,179)                -
  Proceeds from sale of trading securities                   177                 -
                                                 ----------------  ----------------
      Net cash provided by (used in) operating
        activities                                        (1,192)           10,708
Cash Flows from Investing Activities
  Increase in note receivable                                  -            (5,000)
  Purchase of available for sale securities                 (427)                -
                                                 ----------------  ----------------
      Net cash used in investing activities                 (427)           (5,000)

Cash Flows from Financing Activities
  Receivable from shareholders                                 -                 1
  Loan repayment to banks                                 (3,681)           (1,553)
  Payment of other amounts due to banks                        -            (9,567)
  Change in restricted cash balances                       1,139            11,243
  Repurchase of common shares                               (500)                -
  Proceeds from issuance of common shares and
    warrants                                              10,557                 -
                                                 ----------------  ----------------
      Net cash provided by financing activities            7,515               124
                                                 ----------------  ----------------

      Net increase in cash and cash equivalents            5,896             5,832

Cash and cash equivalents, beginning of period            16,338             9,927
                                                 ----------------  ----------------
Cash and cash equivalents, end of period         $        22,234   $        15,759
                                                 ================  ================




   The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein include the accounts of Euro Trade & Forfaiting, Inc. and its subsidiaries (collectively, the "Company").

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

The fair value of the non-impaired financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the non-impaired financial instruments is (in thousands) nil and $3,616 at March 31, 2001 and June 30, 2000, respectively.

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

The fair value of the impaired financial instruments is as follows (in thousands):



                                                                                  March 31,    June 30,
                                                                                    2001         2000
                                                                                 -----------  ----------
                                                                                 (unaudited)
Recorded investments in impaired
  financial instruments                                                          $    1,000   $   1,000
Less allowance for losses                                                              (999)       (999)
                                                                                 -----------  ----------
Fair value of impaired
  financial instruments                                                          $        1   $       1
                                                                                 ===========  ==========

The activity in the allowance for losses account is as follows (in thousands):

                                                                             Nine Months      Year Ended
                                                                                Ended          June 30,
                                                                            March 31, 2001       2000
                                                                           ---------------    ----------
                                                                              (unaudited)
Beginning balance                                                             $      999      $   6,740
  Provision for loss                                                                   -            537
  Reductions - sale of asset                                                           -         (6,278)
                                                                              -----------     ----------
Ending balance                                                                $      999      $     999
                                                                              ===========     ==========



The Company does not accrue interest on its impaired financial instruments. Therefore, no interest income was recognized during the impairment period. Any cash receipts on these financial instruments are recorded as income when collected.

Note  4.  Reclassification

Certain comparative figures have been reclassified to conform with the current periods presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information discussion and analysis of the financial condition and results of operation of the Company for the nine month period ended March 31, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  NINE  MONTHS  ENDED  MARCH  31,  2001

Revenues for the nine month period ended March 31, 2001 decreased by 60% to $0.6 million from $1.4 million for the comparative period of 2000, primarily as a result of a reduction in trading activity due to deteriorating market conditions, which resulted in a decrease in the portfolio of forfaiting assets and an increase in cash and cash equivalents. Revenue in the nine month period ended March 31, 2001 arose from interest income from forfaiting assets and note receivable.

Expenses decreased by 25% for the nine month period ended March 31, 2001 to $1.9 million from $2.5 million in the comparative period of 2000. The Company made a provision for losses of $0.5 million for the nine months ended March 31, 2000.

General and administrative expenses for the nine month period ended March 31, 2001 increased to $1.9 million from $1.5 million in the same period in 2000.

The Company had net loss of $2.5 million, or $0.12 per share, for the nine month period ended March 31, 2001, compared to net loss of $2.2 million, or $0.13 per share, for the comparative period of 2000.

No tax provision has been made for the nine month period ended March 31, 2001 or for the fiscal year ended June 30, 2000, based on pre-tax operation losses. The Company is subject to the tax laws of both the United Kingdom and United States.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  MARCH  31,  2001

Revenues for the three month period ended March 31, 2001 increased to $0.3 million from $(0.2 million) for the comparative period of 2000, primarily as a result of interest income accrued from note receivable.

Expenses were $1.0 million for the three month period ended March 31, 2001 and 2000, respectively.

General and administrative expenses for the three month period ended March 31, 2001 increased to $1.0 million from $0.4 million in the same period in 2000, primarily as a result of exchange loss on conversion of assets at March 31, 2001.

The Company had net loss of $1.6 million, or $0.06 per share, for the three month period ended March 31, 2001 compared to net loss of $1.3 million, or $0.08 per share, for the comparative period of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Working capital at March 31, 2001 was $30.1 million compared to $23.0 million at June 30, 2000. This 31% increase in working capital is attributable to a share issuance completed in November 2000 and a $3.7 million decrease in bank loan payable. Partially offsetting the increase in working capital was a $3.6 million decrease in forfaiting assets, reflecting the sale and maturity of assets during the period with no corresponding further acquisition of assets.

Net cash used in operating activities for the nine month period ended March 31, 2001 was $1.2 million compared to providing cash of $10.7 million in the same period in 2000. This was due primarily to a decrease in the sale/maturity of forfaiting assets and purchase of trading securities.

Net cash provided by financing activities for the nine month period ended March 31, 2001 was $7.5 million compared to $0.1 million in the same period in 2000. This was due primarily to a share issuance completed in November 2000.

Cash and cash equivalents increased to $22.2 million at March 31, 2001 from $16.3 million at June 30, 2000.

At March 31, 2001, the Company had total assets and shareholders' equity of $30.6 million each, compared to total assets of $26.8 million and shareholders' equity of $23.0 million at June 30, 2000.

FOREIGN  CURRENCY

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. As at March 31, 2001, approximately 62.3% of the Company's cash and cash equivalents are denominated in Euros.

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


                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

On April 3, 2001, North Cascade Limited, Collingwood Investments Limited and Kishor Kumar Kantilal Naik (collectively, the "Plaintiffs") filed a Notice of Voluntary Dismissal with the United States District Court, Southern District of New York, thereby dismissing the amended verified complaint brought by the Plaintiffs against, among others, the Company as nominal defendant. A copy of the Notice of Voluntary Dismissal will be sent to all shareholders of the Company as of March 31, 2001.

ITEM  5.  OTHER  INFORMATION

In March 2001, the Company repurchased and cancelled 2,025,000 shares of its common stock, par value $0.001, from one vendor in a private transaction for an aggregate of $500,000. The Company paid the purchase price from working capital. In April 2001, the Company received in settlement and cancelled
910,000 shares of its common stock, par value $0.001, and in May 2001, the Company received in settlement and cancelled 265,000 shares of its common stock, par value $0.001.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

None.

(B)     REPORTS  ON  FORM  8-K

     The Company filed the following reports with respect to the indicated items:

     Form  8-K  dated  March  15,  2001
     Item  1.  Changes  in  Control  of  Registrant

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2001


                 EURO  TRADE  &  FORFAITING,  INC.

                 By:  /s/  Michael  J.  Smith
                      -----------------------
                      Michael  J.  Smith,  President  and
                      Chief Executive  Officer