Form 10-K405
period 2001-06-30
EURO TRADE FORFAITING INC
filed 2001-09-28
CIK 1075249

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
                                    ---------
         [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                        OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NO.:  000-26031

                          EURO TRADE & FORFAITING, INC.

              Exact name of Registrant as specified in its charter

                      UTAH                          87-0571580
             State or other jurisdiction           IRS Employer
           of incorporation or organization      Identification No.

  SUITE 1620 - 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3A6

             Address of principal executive office          Zip Code

        Registrant's telephone number including area code: (604) 683-5767

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 --------------
                                 COMMON SHARES
                                 Title of Class
                                 --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of September 24, 2001 was approximately $3,829,612. The last reported sale price of the common shares of beneficial interest on the OTC Bulletin Board on September 24, 2001 was $0.20 per share.

     As of September 24, 2001, the Registrant had 22,240,724 common shares of beneficial interest, $0.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrants 2001 proxy statement to be filed within 120 days of the period ended June 30, 2001 are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                     PART I
ITEM  1.   BUSINESS                                      4
           The  Company                                  4
           Description  of  Business                     4
           Competition                                   6
ITEM  2.   PROPERTIES                                    6
ITEM  3.   LEGAL  PROCEEDINGS                            7
ITEM  4.   SUBMISSION  OF  MATTERS  TO  A VOTE  OF
             SECURITY  HOLDERS                           7
                                     PART II
ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY
             AND  RELATED  SHAREHOLDER  MATTERS          8
ITEM  6.   SELECTED  FINANCIAL  DATA                     9
ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION AND  RESULTS
             OF  OPERATION                               9
ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                          11
ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY
             DATA                                       13
ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH
             ACCOUNTANTS  ON ACCOUNTING  AND
             FINANCIAL  DISCLOSURE                      13
                                    PART III
ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS
              OF  REGISTRANT                            13
ITEM  11.   EXECUTIVE  COMPENSATION                     14
ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN
              BENEFICIAL  OWNERS  AND  MANAGEMENT       14
ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED
              TRANSACTIONS                              14
                                     PART IV
ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT
              SCHEDULES  AND  REPORTS ON  FORM 8-K      15
            SIGNATURES                                  29

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

THE  COMPANY

     Euro Trade & Forfaiting Inc. ("Euro Trade") is organized under the laws of the State of Utah. In this document, unless the context otherwise requires, the "Company" refers to Euro Trade and its wholly-owned subsidiaries, and all references to monetary amounts are in U.S. dollars unless otherwise indicated.

     Euro Trade was originally incorporated as Rotunda Oil and Mining, Inc. on November 19, 1980 under the laws of the State of Utah. On November 20, 1998 the Company entered into an Acquisition Agreement and Plan of Reorganization with Euro Trade & Forfaiting Company Limited ("Euro Trade Limited"), pursuant to which the Company acquired all of the issued and outstanding common stock of Euro Trade Limited and changed its name to Euro Trade & Forfaiting, Inc.

     The Company is principally based in Vancouver, British Columbia, Canada and its operations are primarily conducted internationally. The Company currently has two employees.

DESCRIPTION  OF  BUSINESS

     The Company operates in the financial services business internationally, engaging primarily in merchant banking activities, including the financing of trade receivables (forfaiting). The Company was originally organized in 1998 to operate in the forfaiting business.

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

     In 1999, the Company's forfaiting business was negatively affected by, among other things, a global decrease in forfaiting activity generally, relating primarily to the economic crisis in Asia. The Company's forfaiting business was further negatively affected in 2000 and 2001 by the continuing economic crisis and the Company being involved in several litigation matters involving, among others, the Company and certain of its current and former officers, directors and shareholders. See "Item 3. Legal Proceedings".

     As a result of the global decline in forfaiting activity, particularly in the Asian markets where the Company was most active, the Company determined in 2001 to expand its business to include merchant banking activities.

     Such merchant banking operations will include financial and management services for corporate finance transactions, including bridge financing and corporate restructurings and seeking controlling interests in businesses or assets which the Company believes are undervalued and will potentially generate positive cash flow from operations as opportunities arise. Through merchant banking partnerships, the Company may provide companies and their management with investment capital and financial direction. The Company intends to generate fees for services provided, including options and other conversion privileges to participate as an equity investor in businesses to which merchant banking services have been provided.

The Company may also provide short-term bridge financing to corporations to assist in capital transactions or to further their business plans and, in certain circumstances, a corporation's financial flexibility may be enhanced by the Company acquiring loans owing to a party's traditional lenders, which would then be restructured on financial terms consistent with the party's immediate requirements.

     The distribution of the Company's income by business activity and geographic region is set out in the following table for the periods indicated:

                                        YEARS ENDED JUNE 30,
                                   -----------------------------
                                     2001       2000      1999
                                   --------   ------    --------
                                           (in thousands)
INCOME SOURCE
Sale of forfaiting assets          $   (85)   $  706     $4,907
Interest income                        889     1,215      2,218
Loss on investments                   (622)        -          -
Fees and charges                        26       316        514
Structured trades                        -         -        105
Other                                   65        98          -
                                   -------    ------     ------
Total                              $   273    $2,335     $7,744
                                   =======    ======     ======


     The composition of the notes by country of the issuing financial institution is as follows:


                                    AS AT JUNE 30,
                           -----------------------------
                           2001        2000         1999
                           ----        ----         ----
Turkey                       -%         70%          23%
Russia                       -           -           26
Ukraine                      -           -            5
Czech Republic             100          22            4
Indonesia                    -           -           35
Nigeria                      -           8            2
Germany                      -           -            5
                           ---         ---          ---
Total                      100%        100%         100%
                           ===         ===          ===


COMPETITION

     The Company competes against other forfaiting companies and investment banks, merchant banks and other investment managers for appropriate forfaiting business and investments, as applicable. These businesses are highly competitive and are subject to fluctuations based upon many factors over which the Company has no control, such as the condition of public markets, interest rates and the state of capital markets. Many of the Company's competitors are national or international companies with far greater resources, capital and access to information than the Company. As a result, the Company may become involved in transactions with more risk than if it had greater resources.

ITEM  2.  PROPERTIES

     The Company's principal executive offices are located in Vancouver, British Columbia, Canada and are rented.

ITEM  3.  LEGAL  PROCEEDINGS

     On November 3, 2000, the Company commenced an action, as amended, in the United States District Court, Southern District of New York (the "New York Court") against its former Chief Executive Officer, John Vowell, its former Chairman, Chandra Sekar, its former Chief Financial Officer, Naren Desai, John
W. Duffell and John Does 1-10 (collectively, the "Defendants") alleging, in part, that Mr. Vowell, Mr. Sekar and Mr. Desai breached their fiduciary duties to the Company and, along with the other Defendants, participated in a wide-ranging fraudulent scheme to benefit themselves and their associates at the expense of the Company (the "Euro Trade Action"). The Company is seeking to recover from the Defendants, among other things, actual and punitive damages, as well as the return of certain shares issued to the Defendants as a result of their fraudulent behaviour. In April 2001, the Company entered into a settlement agreement with one of the Defendants, John Vowell, pursuant to which Mr. Vowell agreed to transfer to the Company 1,250,000 common shares of the Company and to cooperate and assist the Company in its claims against the other Defendants.

     On November 22, 2000, Clarion Investment and Mortgage and Clifftown Holdings International Inc. and others (collectively, "Clifftown") commenced an action, as amended, in the United States District Court for the District of Columbia against, among others, the Company alleging, among other things, that the Company violated certain United States federal securities laws and breached its duty to state certain material facts or to correct certain material facts previously disclosed in its public filings with the Securities and Exchange Commission (the "Clifftown Action"). The Company considers the Clifftown Action to be without merit and intends to vigorously defend itself against Clifftown's allegations. The Company regards the Clifftown Action to be a response to the Euro Trade Action. The Clifftown Action has subsequently been transferred to the New York Court to be heard with the Euro Trade Action.

     On December 18, 2000, North Cascade Limited, Collingwood Investments Limited and Kishor Kumar Kantilal Naik (collectively, "Collingwood") commenced an action, as amended, in the New York Court against, among others, the Company as nominal defendant alleging, among other things, violations of federal securities laws and applicable state law arising out of an alleged improper acquisition of control of the Company by certain defendants, including directors of the Company (the "Collingwood Action"). The Collingwood Action was brought by Collingwood in its own right and, derivatively, to assert claims on behalf of the Company. On April 3, 2001, Collingwood filed a Notice of Voluntary Dismissal with the New York Court, thereby dismissing the amended verified complaint brought by Collingwood against, among others, the Company as nominal defendant. A copy of the Notice of Voluntary Dismissal was sent to all shareholders of record of the Company as of March 31, 2001.

     Although the Company considers the Clifftown Action to be without merit, it is unable to predict the final outcome at this time. An adverse outcome could materially affect the Company's results of operations and financial position. In addition, the Company's involvement in the Euro Trade Action and the Clifftown Action, regardless of their eventual outcome, will likely be costly and time consuming. Substantial expenses are expected to be incurred in connection with the litigation. Accordingly, there can be no assurance that the litigation may not have a material adverse impact on the Company's results of operations and financial position.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. The Company's common stock has been trading on the OTC Bulletin Board under the symbol "ETFC" since December 1998. The following table sets forth the high and low closing prices of the Company's common stock for the periods indicated.


FISCAL QUARTER ENDED              HIGH    LOW
-------------------------------  ------  -----
1999
March 31                         $27.00  $4.00
June 30                          $22.00  $5.00
September 30                     $ 7.63  $3.56
December 31                      $ 6.63  $3.13

2000
March 31                         $ 4.75  $2.13
June 30                          $ 2.94  $0.51
September 30                     $ 0.63  $0.41
December 31                      $ 0.56  $0.16

2001
March 31                         $ 0.31  $0.24
June 30                          $ 0.30  $0.14
Period ended September 24, 2001  $ 0.25  $0.16



     (b) Shareholder Information. As of September 24, 2001, there were approximately 540 holders of record of the Company's common shares and a total of 22,240,724 common shares were issued and outstanding.

     (c) Dividend Information. The Company has not declared or paid cash dividends or made distributions in the past and does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company intends to retain and invest future earnings to finance its operations.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth selected financial information for the Company for each of the last five years. The information has been reclassified to conform with the current year's presentation and is qualified in its entirety by, and should be read in conjunction with, the more detailed financial statements and related notes contained elsewhere herein.


                                                        YEARS ENDED JUNE 30,
                                                       ----------------------
                                         2001        2000        1999        1998        1997(1)
                                       --------    --------    --------    --------    ---------
                                              (IN THOUSANDS, OTHER THAN PER SHARE AMOUNTS)

Revenues                               $    273    $  2,335    $  7,744    $  5,216    $   460
Net income (loss)                      $ (3,388)   $ (1,659)   $  4,114    $ (4,992)   $   304
Net income (loss) per common share,
     Basic                             $  (0.16)   $  (0.10)   $   0.28    $  (0.42)   $  0.03
     Diluted                           $  (0.16)   $  (0.10)   $   0.28    $  (0.42)   $  0.03
Weighted average common shares
  outstanding,
     Basic                               21,713      16,945      14,468      11,945     11,945
     Diluted                             21,713      16,945      14,468      11,945     11,945
Current assets                         $ 29,974    $ 26,759    $ 42,950    $ 35,423    $ 9,453
Current liabilities                    $    490    $  3,767    $ 18,524    $ 15,204    $ 9,152
Working capital                        $ 29,484    $ 22,992    $ 24,426    $ 20,222    $   301
Total assets                           $ 29,974    $ 26,759    $ 42,950    $ 35,516    $ 9,456
Long-term liabilities                  $      -    $      -    $      -    $      -    $     -
Shareholders' equity                   $ 29,484    $ 22,992    $ 24,426    $ 20,312    $   304
Cash dividends                         $      -    $      -    $      -    $      -    $     -


---------------
(1) Euro Trade Limited commenced operations in February 1997 and became a wholly-owned subsidiary of the Company on November 20, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company for the three years ended June 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. Certain amounts in the Company's financial statements and related notes have been restated to conform to the current presentation. The following management discussion and analysis of financial condition and results of operations are based upon the restated financial statements for all prior years as aforesaid.

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

     The following table sets forth the approximate percentage relationship to total revenues of principal items contained in the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 2001, 2000 and 1999.


                                                                    JUNE 30,
                                                                   ----------
                                                             2001     2000     1999
                                                           --------  ------   ------
Total revenue                                                   100%   100%   100%
Costs of revenue
  Interest                                                        9     23     10
  Provisions for losses                                           -     23      -
                                                           ---------  ----   ----
Gross profit                                                     91     54     90
                                                           --------   ----   ----
General and administrative expenses and foreign currency
 transaction losses                                          (1,332)   125     37
                                                           --------   ----   ----
Net income (loss)                                            (1,241)   (71)    53
                                                           ========   ====   ====



FOR  THE  YEAR  ENDED  JUNE  30,  2001  COMPARED TO THE YEAR ENDED JUNE 30, 2000

     Revenues for 2001 decreased 88% to $0.3 million from $2.3 million in 2000, primarily due to the Company's decreased activity in the forfaiting business as a result of the continued economic slowdown in Asia and the Company focusing on litigation matters. Cost of revenues, comprising interest expense and provision for losses on forfaiting assets, decreased to $25,000 in 2001 from $1.1 million in 2000. There was no loan loss revenue charged to income in 2001, compared to $0.5 million charged in the same period in 2000. Interest expense decreased to $25,000 in 2001 from $0.5 million in 2000, reflecting the Company's decreased activity in the forfaiting business.

     Interest income decreased 27% to $0.9 million in 2001 from $1.2 million in 2000.

     General and administrative expenses decreased to $2.8 million in 2001 from $3.3 million in 2000. Professional fees paid increased to $1.8 million in 2001, compared to $0.1 million in 2000, primarily as a result of legal fees paid in connection with the Company's continuing litigation.

     Net loss in 2001 totalled $3.4 million, or $0.16 per share of common stock, compared to net loss of $1.7 million, or $0.10 per share of common stock, in 2000.

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

     General and administrative expenses were $3.3 million and $2.9 million for the years ended 2000 and 1999, respectively. These expenses are primarily personnel and occupancy costs.

     Net loss in 2000 totalled $1.7 million, or $0.10 per share of common stock, compared to net income of $4.1 million, or $0.28 per share of common stock, in 1999.

PROVISION  FOR  LOSSES

     The Company's forfaiting assets portfolio at June 30, 2001 and 2000 was $1.0 million and $4.6 million, respectively, while the provision for losses was $1.0 million for June 30, 2001 and 2000, respectively. Loss expense charged to the provision account was nil, $0.5 million and nil for the years ended June 30, 2001, 2000 and 1999, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had cash and cash equivalents at June 30, 2001 of $16.5 million, compared to $16.3 million at June 30, 2000.

     Operating activities used cash of $7.1 million in 2001, compared to providing cash of $13.6 million in 2000. A decrease in forfaiting assets provided cash of $3.6 million in 2001, compared to $13.0 million in 2000. An increase in accounts payable and other accrued expenses provided cash of $0.4 million in 2001, compared to a decrease of same using cash of $0.4 million in 2000. An increase in interest and other receivable used cash of $12,000 in 2001, compared to a decrease of same providing cash of $1.1 million in 2000.

     Investing activities provided no cash in 2001, compared to using cash of $5.0 million in 2000.

     Financing activities provided cash of $7.3 million in 2001, compared to using cash of $2.2 million in 2000, primarily as a result of the issuance of common shares and warrants in 2001. In 2001, a change in restricted cash balances provided cash of $1.1 million, compared to $12.0 million in 2000. The Company did not pay any dividends on its common shares in 2001.

     In 2001, the Company received in settlement from its former Chief Executive Officer and cancelled 1.2 million shares of its common stock. In 2001, the Company also repurchased and cancelled 2.0 million shares of its common stock from one vendor in a private transaction for an aggregate of $0.5 million.

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

INTEREST  RATE  RISK

     The Company is subject to the effects of interest rate fluctuations on its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 2001 and 2000 year-end interest rates on the fair value of its financial instruments is provided in the following table:


                                            AS AT JUNE 30, 2001                         AS AT JUNE 30, 2000
                                            -------------------                        ---------------------
                         CARRYING       HYPOTHETICAL(1)     POTENTIAL      CARRYING     HYPOTHETICAL(1)     POTENTIAL
                           VALUE            VALUE             LOSS           VALUE          VALUE             LOSS
                         --------       ---------------     ---------      ---------    ---------------     ---------
                                                                (THOUSANDS)
Financial assets:
 Forfaiting assets       $      1       $            1      $       -      $  3,617     $        3,614      $     (3)
 Investments(2)               805                  805              -             -                  -             -
 Note receivable            5,000                4,978            (22)        5,000              4,960           (40)
Financial liabilities:
 Bank loans payable      $      -       $            -      $       -      $  3,318     $        3,337      $    (19)

---------------
     (all  due  within  one  year)
(1) Reflects a 10% increase in interest rates of financial assets and a 10% decrease in interest rates of financial liabilities.
(2) Consists of treasury bills only. Convertible debentures are, in theory, subject to interest rate risk. However, since they are trading at a deep discount, the impact of the hypothetical increase in interest rate risk on the convertible debenture is not determinable.

FOREIGN  CURRENCY  EXCHANGE  RATE  RISK

     The reporting currency of the Company is the U.S. dollar. The Company holds financial instruments primarily denominated in U.S. dollars, deutschmarks, sterling pounds, and euros. A depreciation of other currencies against the U.S. dollar will decrease the fair value and an appreciation of such currencies against the U.S. dollar will increase the fair value of such financial instruments. The Company's financial instruments which may be sensitive to foreign currency exchange rate fluctuations are forfaiting assets, investments, restricted cash and bank loans payable. The following table provides information about the Company's exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments that may be sensitive to such fluctuations as at June 30, 2001 and 2000 and expected cash flows from these instruments:


                                                              EXPECTED FUTURE CASH FLOW
                                                 --------------------------------------------------
                           CARRYING      FAIR
 AS AT JUNE 30, 2001         VALUE      VALUE    2002    2003    2004    2005    2006    THEREAFTER
                           --------     -----    ----    ----    ----    ----    ----    ----------
                                                          (THOUSANDS)
Forfaiting assets          $      1     $   1    $   1   $  -    $  -    $  -    $  -    $      -
Investments                     343       343      343      -       -       -       -           -
Cash restricted                   -         -        -      -       -       -       -           -
Bank loans payable                -         -        -      -       -       -       -           -




                                                            EXPECTED FUTURE CASH FLOW
                                               ---------------------------------------------------
                         CARRYING      FAIR
AS AT JUNE 30, 2000        VALUE      VALUE    2001     2002    2003    2004    2005    THEREAFTER
                         --------     -----    ----     ----    ----    ----    ----    ----------
                                                                (THOUSANDS)
Forfaiting assets         $3,617     $3,617    $3,617   $  -    $  -    $  -    $  -    $       -
Cash restricted            1,139      1,139     1,139      -       -       -       -            -
Bank loans payable        (3,681)    (3,681)   (3,681)     -       -       -       -            -


EQUITY  PRICE  RISK

     Changes in trading prices of equity securities may affect the fair value of equity securities or the fair value of other securities convertible into equity securities. An increase in trading prices will increase the fair value and a decrease in trading prices will decrease the fair value of equity securities or instruments convertible into equity securities. The Company's financial instruments which may be sensitive to fluctuations in equity prices are investments. The following table provides information about the Company's exposure to fluctuations in equity prices for the carrying amount of financial instruments sensitive to such fluctuations and expected cash flows from these instruments:


                                                            EXPECTED FUTURE CASH FLOW
                                                ---------------------------------------------------
                        CARRYING       FAIR
AS AT JUNE 30, 2001     VALUE        VALUE     2002    2003    2004    2005    2006    THEREAFTER
                        --------      -----     ----    ----    ----    ----    ----    -----------
                                                         (THOUSANDS)
Investments(1)          $6,490       $6,490    $6,490   $  -    $  -    $  -    $  -      $6,925


---------------
(1) Investments consist of equity securities and debt securities convertible into equity securities.

     The  Company  had  no  equity  price  risk  at  June  30,  2001.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements and supplementary data required with respect to Item 8 and as listed in Item 14 of this annual report, are included in this annual report commencing on page 16.

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

James Carter, age 56, has been the Secretary and a director of the Company since February 4, 2000. Mr. Carter is currently a Vice President of MFC Bancorp Ltd. He served as President and a director of Pine Resources Corporation from October 1998 to December 1999 and was the President and Chief Executive Officer of Carlin Resources Corp. from 1994 to 1998.

     Slobodan Andjic, age 57, became a director of the Company on October 10, 2000. Mr. Andjic has served as Vice President and a director of Swiss Investment Group since 1998. He served as an advisor to the President of Mercur and a director and coordinator of the Mercur group of companies from 1996 to 1998. Mr. Andjic was the Chairman of Yugoexport Athens Company from 1994 to 1996.

     Simon Law, age 41, became a director of the Company on November 27, 2000. Mr. Law has been a director of Kelsion Secretarial and Consultants Ltd. in Hong Kong since 1990.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, require the Company's directors and executive officers and persons who beneficially own more than 10% of the common shares (collectively, the "Reporting Persons"), to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership of common shares and other equity securities of the Company (Form 4). Reporting Persons are required by SEC regulations to furnish to the Company copies of all
Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with for the fiscal year ended June 30, 2001.

ITEM  11.  EXECUTIVE  COMPENSATION

     Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's fiscal year.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND     MANAGEMENT

     Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's fiscal year.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated by reference from the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's fiscal year.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

                                      INDEX

(a)(1)    FINANCIAL  STATEMENT                                PAGE
                                                              ----
          Independent  Auditors'  Report                       16
          Consolidated  Balance  Sheets                        17
          Consolidated  Statements  of  Operations             18
          Consolidated  Statements  of  Changes
            in  Shareholders'  Equity                          19
          Consolidated  Statements  of  Cash
            Flows                                              20
          Notes  to  the  Consolidated  Financial
            Statements                                         21

     All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (2)    LIST  OF  EXHIBITS

           21     List  of  Subsidiaries  of  Registrant.

(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To  the  Board  of  Directors  and  Shareholders
Euro  Trade  &  Forfaiting,  Inc.



We have audited the accompanying consolidated balance sheets of Euro Trade & Forfaiting, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended June 30, 1999, were audited by another accountant. His report, dated September 13, 1999, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euro Trade & Forfaiting, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/  Peterson  Sullivan  P.L.L.C.

Peterson  Sullivan  P.L.L.C.
Seattle,  Washington
August  16,  2001

                          EURO TRADE & FORFAITING, INC.

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and 2000
                            (In Thousands of Dollars)


                                                        2001      2000
                                                    ---------  --------
 ASSETS

Current Assets
  Cash and cash equivalents                         $ 16,535   $16,338
  Restricted cash balances                                 -     1,139
  Forfaiting assets                                        1     3,617
  Investments                                          7,295         -
  Note receivable                                      5,000     5,000
  Interest receivable                                    223       211
  Deposits and other current assets                      920       454
                                                    --------   -------

                                                    $ 29,974   $26,759
                                                    ========   =======

 LIABILITIES

Current Liabilities
  Accounts payable and other accrued expenses       $    490   $    86
  Bank loans payable                                       -     3,681
                                                    --------   -------

        Total current liabilities                        490     3,767

 SHAREHOLDERS' EQUITY

Shareholders' Equity
  Common stock, par value $0.001; 50,000,000
    shares authorized; 22,240,724 and 16,945,224
    shares issued and outstanding at June 30, 2001
    and 2000, respectively                                22        17
  Additional paid-in capital                          35,139    25,264
  Retained deficit                                    (5,677)   (2,289)
                                                    --------   -------

                                                      29,484    22,992
                                                    --------   -------

                                                    $ 29,974   $26,759
                                                    ========   =======




    The accompanying notes are an integral part of these consolidated financial statements.

                          EURO TRADE & FORFAITING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 2001, 2000, and 1999
             (In Thousands of Dollars, except for per share amounts)


                                                 2001        2000        1999
                                               --------    --------    --------
Revenue                                        $    273    $  2,335    $  7,744

Expenses
  Interest                                           25         546         733
  Provision for losses on forfaiting assets           -         537           -
  General and administrative                      2,755       3,289       2,891
  Foreign currency transaction losses (gains)       881        (378)          6
                                               --------    --------    --------

                                                  3,661       3,994       3,630
                                               --------    --------     -------

        Net income (loss)                      $ (3,388)   $ (1,659)    $ 4,114
                                               ========    ========     =======

Basic and diluted earnings (loss) per share    $  (0.16)   $  (0.10)    $  0.28
                                               ========    ========     =======

Weighted average number of common shares
  outstanding (in thousands)                     21,713      16,945      14,468
                                               ========    ========     =======




   The accompanying notes are an integral part of these consolidated financial statements.

                          EURO TRADE & FORFAITING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Years Ended June 30, 2001, 2000, and 1999
                            (In Thousands of Dollars)


                                         Common Stock
                                  --------------------------
                                  Number
                                  of Shares                    Additional
                                  Issued and                   Paid-in       Retained
                                  Outstanding    Amount        Capital     Deficit    Total
                                  -------------  ------------  ----------  ---------  --------
Balance at June 30, 1998            11,945,224   $        12   $  25,044   $ (4,744)  $20,312

Shares issued in 1999;
  paid for in the next year          5,000,000             -           -          -         -

Net income                                   -             -           -      4,114     4,114
                                  ------------   -----------   ---------   --------   -------

Balance at June 30, 1999            16,945,224            12      25,044       (630)   24,426

Payment for shares issued
  in prior year                              -             5         220          -       225

Net loss                                     -             -           -     (1,659)   (1,659)
                                  ------------   -----------   ---------   --------   -------

Balance at June 30, 2000            16,945,224            17      25,264     (2,289)   22,992

Issuance of shares and
  warrants                           8,500,000             8      10,549          -    10,557

Redemption and
      cancellation of shares        (3,204,500)           (3)       (674)         -      (677)

Net loss                                     -             -           -     (3,388)   (3,388)
                                  ------------   -----------   ---------   --------   -------

Balance at June 30, 2001            22,240,724   $        22   $  35,139   $ (5,677)  $29,484
                                  ============   ===========   =========   ========   =======




   The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                          EURO TRADE & FORFAITING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2001, 2000, and 1999
                            (In Thousands of Dollars)


                                                       2001      2000      1999
                                                    --------  --------  --------
Cash Flows from Operating Activities
  Net income (loss)                                 $(3,388)  $(1,659)  $ 4,114
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities
    Unrealized  loss on investments                     622         -         -
    Provision for losses on forfaiting assets             -       537         -
    Changes in operating assets and liabilities
      Interest and other receivables                    (12)    1,126      (814)
      Forfaiting assets                               3,616    13,003    (2,514)
      Accounts payable and other accrued expenses       404      (368)   (1,892)
      Purchase of investments                        (9,690)        -         -
      Proceeds from sale of investments               1,346         -         -
      Other                                             (39)      927        94
                                                    -------   -------   -------

        Net cash flows from operating activities     (7,141)   13,566    (1,012)

Cash Flows from Investing Activities
  Purchase of note receivable                             -    (5,000)        -

Cash Flows from Financing Activities
  Payment of bank loan                               (3,681)   (5,074)   (4,101)
  Payment of other amounts due to bank                    -    (9,315)    9,315
  Change in restricted cash balances                  1,139    12,009    (7,600)
  Issuance of shares and warrants                    10,557         -         -
  Repurchase of shares                                 (677)        -         -
  Payment received for shares issued
    in prior year                                         -       225         -
                                                    -------   -------   -------

        Net cash flows from financing activities      7,338    (2,155)   (2,386)
                                                    --------  --------  --------

        Net increase (decrease) in cash and
            cash equivalents                            197     6,411    (3,398)

Cash and cash equivalents, beginning of year         16,338     9,927    13,325
                                                    -------   -------   -------

Cash and cash equivalents, end of year              $16,535   $16,338   $ 9,927
                                                    =======   =======   =======




    The accompanying notes are an integral part of these consolidated financial statements.

                          EURO TRADE & FORFAITING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note  1.  The  Company  and  Summary  of  Significant  Accounting  Policies

Euro Trade & Forfaiting, Inc. ("the Company") is a merchant banking company whose activities also include trade financing primarily with importers and exporters.

In November 1998, the stockholders of the Company exchanged their stock for the common stock of another company in a transaction accounted for as a reverse purchase whereby the Company is the continuing entity.

The notes to the financial statements are stated in United States dollars as rounded to the nearest thousand.

Basis  of  Presentation
-----------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less. The Company usually has cash or cash equivalents at financial institutions in excess of insured limits.

On a cash basis, interest payments were $45, $540, and $700 in 2001, 2000 and 1999, respectively. No cash payments were made for income taxes in 2001, 2000 and 1999.

Restricted  Cash  Balances
--------------------------

Occasionally, the Company borrows the funds necessary to purchase forfaiting assets. The lender may require a portion of collections on forfaiting assets be deposited into restricted cash accounts until the lender is repaid. Upon repayment, the cash is released to the Company.

Investments
-----------

Investments primarily include trading securities that are accounted for at market value. Investments also include non-marketable securities that are accounted for at cost (unless there is a loss in value that is other than temporary, in which case cost would be adjusted down accordingly). In determining realized gains and losses, cost is based on the specific identification method.

Forfaiting  Activities  and  Notes  Receivable
----------------------------------------------

Forfaiting activities involve purchasing short-term debt due to an exporter from an importer at a discount, then either reselling the debt or holding it until maturity. Debts acquired are referred to as forfaiting assets and are generally supported by negotiable financial instruments (such as promissory notes or letters of credit). Debts acquired are usually guaranteed by a bank in the importer's country and, subject to the quality of the guarantor, are marketable to financial institutions.

Forfaiting assets and notes receivable are stated net of allowances for credit losses, accrued interest, reimbursable expenses, and unamortized loan fees.

Forfaiting assets and notes receivable are classified as impaired when there is no longer reasonable assurance of the timely collection of principal and interest. Whenever a contractual payment is 90 days past due, forfaiting assets and notes receivable are automatically classified as impaired unless they are fully secured and in the process of collection. When a forfaiting asset or a note receivable is deemed impaired, its carrying amount is reduced to its estimated realizable amount, which is measured by discounting the expected future cash flows at the effective interest rate. As a practical expedient, it may also be based on a loan's observable market price or the fair value of collateral, if it is collateral dependent. In subsequent periods, any increase in the carrying value of an impaired forfaiting asset or a note receivable is credited to the provision for credit losses. Impaired forfaiting assets and notes receivable are returned to performing status when there is no longer any reasonable doubt regarding timely collection of principal and interest, all amounts in arrears including interest have been collected, and all charges for loan impairment have been reversed. Where a portion of a forfaiting asset or a note receivable is written off and the remaining balance is restructured, the new forfaiting asset or note receivable is carried on the accrual basis when there is no longer any reasonable doubt regarding collectibility of principal and interest, and payments are not 90 days past due. Collateral is obtained if, based on an evaluation of credit-worthiness, it is considered necessary for the overall borrowing facility.

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

Taxes  on  Income
-----------------

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

Earnings  Per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive common shares at June 30, 2000 or 1999. Potentially dilutive common shares at June 30, 2001, were warrants to purchase common stock described in Note 4, but due to the current year loss, the effect of these warrants is antidilutive.

Foreign  Currency  Transactions
-------------------------------

The Company's functional currency is the United States dollar. Gains and losses resulting from foreign currency transactions are included in the determination of net income or loss.

Comprehensive  Income
---------------------

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by SFAS No. 130, "Reporting Comprehensive Income."

Segment  Reporting
------------------

Management considers the Company to operate in only one business segment. Accordingly, any disclosures required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are already incorporated in other financial statement disclosures.

New  Accounting  Standards
--------------------------

Management has determined that any new accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Use  of  Estimates
------------------

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



Note  2.  Investments

Investments  are  summarized  as  follows:


                              June 30, 2001   June 30, 2000
                              --------------  --------------
United States Treasury Bills  $          805  $            -
Convertible Bonds                      4,827               -
Equity Securities                      1,663               -
                              --------------  --------------

 Totals                       $        7,295  $            -
                              ==============  ==============




Convertible bonds represent debt from a company that matures on December 5, 2006. Included in equity securities is an investment in shares that represents 42% of total equity securities at June 30, 2001. The change in unrealized holding losses on trading securities which has been included in earnings was $(622) during 2001.

Note  3.  Forfaiting  Assets

At June 30, 2001, the forfaiting asset bears interest at 8.8%, but as the asset is impaired, interest is not being accrued. The following table represents the number of debts outstanding and the country where the debts originated:


                                     June 30, 2001                                    June 30, 2000
                -------------------------------------------------------   ----------------------------------------

Country         Number           Balance          Percentage of Balance   Number  Balance   Percentage of Balance
--------------  ---------------  ---------------  ---------------------   ------  --------  ----------------------

Turkey                       -   $            -                       -%       1  $  3,253                     70%
Czech Republic               1            1,000                     100        1     1,000                     22
Nigeria                      -                -                       -        1       363                      8
                --------------   --------------   ---------------------   ------  --------  ---------------------

 Totals                      1            1,000                     100%       3     4,616                    100%
                ==============                    =====================   ======            =====================

Loss reserve                               (999)                                      (999)
                                 --------------                                   --------

                                 $            1                                   $  3,617
                                 ==============                                   ========




Management has determined that certain debts are impaired. Impaired and non-impaired debts are summarized as follows:


                             June 30, 2001   June 30, 2000
                             --------------  --------------
Non-impaired debt            $            -  $        3,616
Impaired debt at face value           1,000           1,000
                             --------------  --------------

 Totals                      $        1,000  $        4,616
                             ==============  ==============




The fair value of non-impaired debt approximates carrying value due to the short-term nature of the debts. The carrying value of impaired debt has been adjusted to fair value with a loss reserve as follows:


                             June 30, 2001    June 30, 2000
                             ---------------  ---------------
Face value of impaired debt  $        1,000   $        1,000
Loss reserve                           (999)            (999)
                             --------------   --------------

Fair value of impaired debt  $            1   $            1
                             ==============   ==============


The loss reserve has been established only for impaired debt. A reserve for non-impaired debt was not considered necessary by management. Activity on the loss reserve is summarized as follows:


                                                June 30, 2001   June 30, 2000
                                                --------------  ---------------
Balance, beginning of year                      $          999  $        6,740
Loss expense                                                 -             537
Reductions due to sale of assets or write-offs               -          (6,278)
                                                --------------  --------------

Balance, end of year                            $          999  $          999
                                                ==============  ==============




Management believes the reserve for losses is adequate to offset future losses in the Company's current loan portfolio. A specific loss reserve of $999 was established during the year ended June 30, 2000, using a loan-by-loan analysis and relates to the forfaiting asset originated in the Czech Republic. When determining the reserve for losses, management considers many factors including the country risk (exposures in less developed countries and management's overall assessment of the underlying economic conditions in those countries). Also considered are items that mitigate losses including collateral associated with debts. The outstanding debt originating in the Czech Republic is currently due.



Note  4.  Transactions  with  Affiliates

A person who is an officer and a director of the Company is also an officer and a director of another related company ("the Affiliate"). The Affiliate is a shareholder in the Company and has a management agreement with the Company expiring in January 2003. Fees under the management agreement may be earned by the Affiliate based on the Company's future performance.

The Company has a note receivable from the Affiliate in the amount of $5,000 at June 30, 2001 and 2000. The note is due January 31, 2002, bears interest at 8.25% and is unsecured. Interest income on the note was $412 for the year ended June 30, 2001, and $155 for the year ended June 30, 2000. Based on the short-term nature of this note receivable, fair value approximates carrying value.

The Company has $10,695 on deposit with a bank subsidiary of the Affiliate at June 30, 2000. The Company had no deposit with this bank subsidiary at June 30, 2001. Interest income from this deposit amounted to $152 for the year ended June 30, 2001, and $86 for the year ended June 30, 2000.

In 2001, the Company reimbursed expenses (plus a 15% service charge) paid by the Affiliate amounting to $327.

The Company issued 8,500,000 shares of common stock through a private placement that was underwritten by the Affiliate. Underwriting fees of $918 were paid to the Affiliate out of the proceeds of this stock issuance. For each share issued, a warrant to purchase an additional share for $1.35 was issued. These warrants expire in November 2005. For each warrant exercised, the Company is required to pay the Affiliate 8% of the proceeds.

The Company also paid management fees of $17 and $280 during the years ended June 30, 2000 and 1999, respectively, to companies controlled by a former shareholder. There were no management fees paid to these companies during the year ended June 30, 2001.



Note  5.  Bank  Loans  Payable


                                                     June 30, 2001   June 30, 2000
                                                     --------------  --------------
Loans payable to banks secured by forfaiting assets  $            -  $        3,318

Other short-term bank borrowings                                  -             363
                                                     --------------  --------------

                                                     $            -  $        3,681
                                                     ==============  ==============



The weighted average interest rate on bank loans payable was 6.3%, 6.5%, and 6.2% for the years ended June 30, 2001, 2000, and 1999, respectively. The fair value of bank loans payable approximates carrying value based on the interest rates and short-term nature of the loans.

Note  6.  Income  Taxes

There is no current or deferred tax provision for the years ended June 30, 2001, 2000, or 1999. Differences between the U.S. statutory tax rate and the Company's effective tax rate are as follows:

                                                      June 30, 2001    June 30, 2000    June 30, 1999
                                                      ---------------  ---------------  ---------------
Tax at U.S. statutory rate                            $       (1,152)  $         (564)  $        1,399
Change in valuation allowance for deferred tax asset           1,152              564           (1,399)
                                                      --------------   --------------  ---------------

Income tax expense                                    $            -   $            -   $            -
                                                      ==============   ==============   ==============




The  deferred  tax  asset  is  composed  of  the  following:


                                      June 30, 2001    June 30, 2000
                                      ---------------  ---------------
Net operating tax loss carryforwards  $        1,088   $          439
Loss reserve                                     340              340
Unrealized loss on securities                    269                -
Other                                            234                -
Valuation allowance                           (1,931)            (779)
                                      --------------   --------------

                                      $            -   $            -
                                      ==============   ==============




The Company has net operating tax loss carryforwards of $3,199 for United Kingdom income tax purposes. These losses do not expire.


Note  7.  Legal  Actions

The Company is involved in two related legal actions. One of the actions was brought by the Company in the United States District Court, Southern District of New York against certain of the Company's former officers and others. The Company alleges that the defendants participated in a fraudulent plan to benefit themselves at the Company's expense. The Company is seeking monetary damages as well as the return of Company shares previously issued to certain of the defendants. The Company and one of the defendants (who was also a former officer) entered into a settlement agreement whereby the defendant transferred 1,170,000 common shares back to the Company. These shares are included in the total of shares redeemed and cancelled during 2001 in the Consolidated Statements of Changes in Shareholders' Equity.

An action was brought against the Company which alleges that the Company violated certain United States security laws and breached its duty to state certain material facts or to correct certain material facts previously disclosed in public filings with the Securities and Exchange Commission. This action is to be heard along with the action discussed in the preceding paragraph. The Company believes this action is without merit and intends to vigorously defend itself against it.

No asset or liability have been recorded in the June 30, 2001, consolidated financial statements because of the two legal actions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EURO  TRADE  &  FORFAITING,  INC.
Dated:  September  24,  2001
                                         By:   /s/  Michael  J.  Smith
                                         -----------------------
                                         Michael  J.  Smith
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Michael  J.  Smith          Date:  September  24,  2001
-----------------------
Michael  J.  Smith
President,  Chief  Executive  Officer
Director


/s/  James  Carter               Date:  September  24,  2001
------------------
James  Carter
Director


/s/  Slobodan  Andjic            Date:  September  24,  2001
---------------------
Slobodan  Andjic
Director


/s/  Simon  Law                  Date:  September  24,  2001
---------------
Simon  Law
Director

                                  EXHIBIT INDEX

     EXHIBIT  NO.               DESCRIPTION  OF  EXHIBIT
     ------------               ------------------------

21                              List  of  Subsidiaries  of  Registrant.