Form 10-Q
period 2001-09-30
EURO TRADE FORFAITING INC
filed 2001-11-14
CIK 1075249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     1620 - 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3A6
                    (Address of principal executive offices)

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes    X    No
                                                -----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                    Outstanding  at  November  9,  2001
         -----                    -----------------------------------

   Common  Stock,  $0.001                      22,240,724
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


                          PART I. FINANCIAL INFORMATION
                                  ---------------------


ITEM  1.  FINANCIAL  STATEMENTS



                          EURO TRADE & FORFAITING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                  (UNAUDITED)

                          EURO TRADE & FORFAITING, INC.
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                              SEPTEMBER 30, 2001    JUNE 30, 2001
                                             --------------------  --------------
                              ASSETS
Current assets
  Cash and cash equivalents                  $            23,234   $       16,535
  Forfaiting assets                                            1                1
  Investments                                              1,471            7,295
  Note receivable - affiliate                              5,000            5,000
  Interest receivable                                        343              223
  Deposits and other current assets                        1,087              920
                                             -------------------   --------------
                                             $            31,136   $       29,974
                                             ===================   ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other accrued
    expenses                                 $                71   $          490
                                             -------------------   --------------
  Total liabilities                                           71              490

Shareholders' equity
  Common stock                                                22               22
  Additional paid-in capital                              35,139           35,139
  Retained deficit                                        (4,096)          (5,677)
                                             -------------------   --------------
  Total shareholders' equity                              31,065           29,484
                                             -------------------   --------------
                                             $            31,136   $       29,974
                                             ===================   ==============




   The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                               FOR THE THREE        FOR THE THREE
                                               MONTHS ENDED         MONTHS ENDED
                                               SEPTEMBER 30,2001    SEPTEMBER 30,2000
                                              ------------------    ------------------
Revenue                                       $              860    $             25

Expenses
  Interest                                                     -                  24
  General and administrative                                 285                 474
  Foreign currency transaction gains                      (1,006)               (160)
                                              ------------------    ----------------
                                                            (721)                338
                                              ------------------    ----------------
       Net income (loss)                      $            1,581    $           (313)
                                              ==================    ================

Basic and diluted earnings (loss) per share   $             0.07    $          (0.02)
                                              ==================    ================

Weighted average number of common shares
  outstanding (in thousands)                              22,241              16,945
                                              ==================    ================



   The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                      FOR THE THREE          FOR THE THREE
                                                      MONTHS ENDED           MONTHS ENDED
                                                      SEPTEMBER 30,2001      SEPTEMBER 30, 2000
                                                     -------------------     -----------------
Cash Flows from Operating Activities
  Net income (loss)                                  $            1,581      $            (313)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Gains on investments                                         (571)                    -

  Changes in current assets and liabilities:
      Interest receivable                                          (120)                  109
      Forfaiting assets                                               -                 3,341
      Accounts payable and other accrued expenses                  (419)                    2
      Purchase of investments                                       (33)                 (427)
      Proceeds from sale of investments                           6,428                     -
      Other                                                        (167)                 (213)
                                                     ------------------      ----------------
        Net cash providing by operating activities                6,699                 2,499
                                                     ------------------      ----------------

Cash Flows from Investing Activities
        Net cash provided by investing actives                        -                     -
                                                     ------------------      ----------------

Cash Flows from Financing Activities
  Loan repayment to banks                                             -                (3,375)
  Change in restricted cash balances                                  -                 1,139
                                                     ------------------     -----------------
        Net cash used in financing activities                         -                (2,236)
                                                     -------------------    -----------------

        Net increase in cash and cash
          equivalents                                             6,699                   263

Cash and cash equivalents, beginning of period                   16,535                16,338
                                                     ------------------   -------------------
Cash and cash equivalents, end of period             $           23,234   $            16,601
                                                     ==================   ===================




   The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

The interim period consolidated financial statements contained herein include the accounts of Euro Trade & Forfaiting, Inc. and its subsidiaries (collectively, the "Company").

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K for the fiscal year ended June 30, 2001. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

NOTE  2.  EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period.

Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive common shares at September 30, 2000. The potentially dilutive common shares did not have an impact on the diluted earnings per share for the three months ended September 30, 2001 because the warrants to purchase common stock were anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following information discussion and analysis of the financial condition and results of operation of the Company for the three month period ended September 30, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

Revenues for the three month period ended September 30, 2001 increased to $0.9 million from $25,000 for the comparative period of 2000, primarily as a result of interest income accrued by the note receivable and gain on sale of investment.

Cost of revenues were ($0.7) million for the three month period ended September 30, 2001, compared to $0.3 million in the same period of 2000, primarily as a result of foreign currency transaction gains.

The Company had net income of $1.6 million, or $0.07 per share, for the three month period ended September 30, 2001, compared to net loss of $0.3 million, or $0.02 per share, for the comparative period of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents increased to $23.2 million at September 30, 2001 from $16.5 million at June 30, 2001.

Net cash provided by operating activities for the three month period ended September 30, 2001 was $6.7 million, compared to $2.5 million in the same period in 2000, primarily due to the proceeds from the sale of investments.

Net cash used by financing activities for the three month period ended September 30, 2001 was $nil, compared to $2.2 million in the same period in 2000.

At September 30, 2001, the Company had total assets and shareholders' equity of $31.1 million, compared to total assets of $30.0 million and total shareholders' equity of $29.5 million at June 30, 2001.

FOREIGN  CURRENCY

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. As at September 30, 2001, approximately 64% of the Company's cash and cash equivalents were denominated in euros.

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

ITEM  3.         QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK

Reference is made to the Company's annual report on Form 10-K for the year ended June 30, 2001 for information concerning market risk. The Company is of the opinion that there were no material changes in market risk since June 30, 2001.

                           PART II. OTHER INFORMATION
                                    -----------------


ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001 for information concerning legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  12,  2001


                              EURO  TRADE  &  FORFAITING,  INC.

                              By:     /s/  Michael  J.  Smith
                                   ------------------------------------------
                                   Michael  J.  Smith,  President  and  Chief
                                   Executive  Officer