Form 10-Q
period 2001-12-31
EURO TRADE FORFAITING INC
filed 2002-02-14
CIK 1075249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                                       OR

    [ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                   ---    ---

                        COMMISSION FILE NUMBER 000-26031

                          EURO TRADE & FORFAITING, INC.
             (Exact name of Registrant as specified in its charter)

                  UTAH                                      87-0571580
     (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                    Identification  No.)

    SUITE 1620, 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA  V6C 3A6
                    (Address of principal executive offices)

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes   X      No
                                               -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                     Outstanding at February 13,  2002
              -----                     ---------------------------------
      Common  Stock, $0.001                       22,240,724
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


                          PART I. FINANCIAL INFORMATION
                                  ---------------------

ITEM  1.  FINANCIAL  STATEMENTS



                          EURO TRADE & FORFAITING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

                                  (UNAUDITED)

                          EURO TRADE & FORFAITING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                           DECEMBER 31, 2001      JUNE 30, 2001
                                           -----------------      -------------
                               ASSETS


Current assets
   Cash and cash equivalents                 $     16,209           $   16,535
   Forfaiting assets                                    1                    1
   Investments                                      7,821                7,295
   Note receivable - affiliate                      5,000                5,000
   Interest receivable                                229                  223
   Deposits and other current assets                1,850                  920
                                             ------------           ----------
                                             $     31,110           $   29,974
                                             ============           ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Accounts payable and other
     accrued expenses                        $        941           $      490

                                             ------------           ----------
     Total liabilities                                941                  490

Shareholders' equity
   Common stock                                        22                   22
   Additional paid-in capital                      35,139               35,139
   Deficit                                         (4,992)              (5,677)
                                             ------------           ----------
     Total stockholders' equity                    30,169               29,484
                                             ------------           ----------
                                             $     31,110           $   29,974
                                             ============           ==========





The  accompanying  notes  are  an  integral  part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                        FOR THE SIX              FOR THE SIX
                                        MONTHS ENDED             MONTHS ENDED
                                        DECEMBER 31, 2001        DECEMBER 31, 2000
                                        -----------------        -----------------
Revenue                                   $      784               $       23

Expenses
   Interest                                        -                       25
   General and administrative                    784                    1,079
   Foreign currency transaction gains           (685)                    (191)
                                          ----------               ----------
                                                  99                      913
                                          ----------               ----------

Net income (loss)                         $      685               $     (890)
                                          ==========               ==========

Basic and diluted earnings
  (loss) per share                        $     0.03               $     (0.05)
                                          ==========               ===========

Weighted average number of
  common shares outstanding
  (in thousands)                              22,241                    19,163
                                          ==========               ===========






The  accompanying  notes  are  an  integral  part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                      FOR THE THREE           FOR THE THREE
                                      MONTHS ENDED            MONTHS ENDED
                                      DECEMBER 31, 2001       DECEMBER 31, 2000
                                      -----------------       -----------------

Revenue                                 $     (76)              $      (2)

Expenses
   Interest                                     -                       1
   General and administrative                 499                     605
   Foreign currency transaction
     loss (gains)                             321                     (31)
                                        ---------               ---------
                                              820                     575
                                        ---------               ---------

Net loss                                $    (896)              $    (577)
                                        =========               =========

Basic and diluted loss per share        $   (0.04)              $   (0.03)
                                        =========               =========

Weighted average number of
  common shares outstanding
  (in thousands)                           22,241                  21,380
                                        =========               =========






The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                    FOR THE SIX           FOR THE SIX
                                                    MONTHS ENDED          MONTHS ENDED
                                                    DECEMBER 31, 2001     DECEMBER 31, 2000
                                                    -----------------     -----------------
Cash Flows from Operating Activities
  Net income (loss)                                 $      685            $      (890)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
      Investment (income) loss                            (216)                   219

Changes in current assets and liabilities:
      Interest receivable                                   (6)                   143
      Forfaiting assets                                      -                  3,608
      Accounts payable and other accrued expenses          451                     40
      Purchase of investments                           (6,738)                (1,855)
      Proceeds from sale of investments                  6,428                    177
      Other                                               (930)                  (254)
                                                    ----------            -----------
          Net cash provided by (used in)
            operating activities                          (326)                 1,188
                                                    ----------            -----------

Cash Flows from Investing Activities
          Net cash provided by
            investing activities                             -                      -
                                                    ----------            -----------

Cash Flows from Financing Activities
      Loan repayments to banks                               -                 (3,681)
      Change in restricted cash balances                     -                  1,139
      Issuance of common shares and warrants                 -                 10,557
                                                    ----------            -----------
          Net cash provided by
            financing activities                             -                  8,015
                                                    ----------            -----------

          Net increase (decrease) in cash
            and cash equivalents                          (326)                 9,203

Cash and cash equivalents, beginning of period          16,535                 16,338
                                                    ----------            -----------

Cash and cash equivalents, end of period            $   16,209            $    25,541
                                                    ==========            ===========






The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


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

Diluted (loss) earnings per share takes into consideration common shares outstanding (computed under basic (loss) earnings per share) and potentially dilutive common shares. The potentially dilutive common shares did not have an impact on diluted earnings per share for the six months and the three months ended December 31, 2001 and 2000, respectively, because the warrants to purchase common stock were anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the financial condition and results of operation of the Company for the six month and three month periods ended December 31, 2001 should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

RESULTS  OF  OPERATIONS  -  SIX  MONTHS  ENDED  DECEMBER  31,  2001

Revenues for the six month period ended December 31, 2001 increased to $0.8 million from $23,000 for the comparative period of 2000, primarily as a result of an increase in investment income.

Expenses for the six month period ended December 31, 2001 decreased to $99,000 from $0.9 million in the comparative period of 2000, primarily as a result of a reduction in general and administrative expenses and an increase in foreign currency transaction gains.

The Company had net income of $0.7 million, or $0.03 per share, for the six month period ended December 31, 2001, compared to net loss of $0.9 million, or $0.05 per share, for the comparative period of 2000.

No tax provision has been made for the six month period ended December 31, 2001, based on expected tax liability for the fiscal year. The Company is subject to the tax laws of both the United Kingdom and the United States.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  DECEMBER  31,  2001

Revenues for the three month period ended December 31, 2001 decreased to $(76,000) from $(2,000) for the comparative period of 2000, primarily as a result of investment loss in the current period.

Expenses for the three month period ended December 31, 2001 increased to $0.8 million from $0.6 million in the comparative period of 2000, primarily as a result of foreign currency transaction losses.

The Company had a net loss of $0.9 million, or $0.04 per share, for the three month period ended December 31, 2001 compared to a net loss of $0.6 million, or $0.03 per share, for the comparative period of 2000.

No tax provision has been made for the three month period ended December 31, 2001, based expected tax liability for the fiscal year.

LIQUIDITY  AND  CAPITAL  RESOURCES

Working capital at December 31, 2001 increased to $30.2 million from $29.5 million at June 30, 2001, primarily as a result of earnings in the current six month period.

Net cash used in operating activities for the six month period ended December 31, 2001 was $0.3 million, compared to net cash provided by operating activities of $1.2 million in the same period in 2000. This was due primarily to a decrease in forfaiting activities in the current period.

Net  cash  used  by investing activities for the six month period ended December
31,  2001  and  2000,  respectively,  was  nil.

Net cash provided by financing activities for the six month period ended December 31, 2001 was nil, compared to $8.0 million in the same period in 2000, primarily as a result of the share issuance completed in November 2000.

Cash and cash equivalents decreased to $16.2 million at December 31, 2001 from $16.5 million at June 30, 2001.

At December 31, 2001, the Company had total assets of $31.1 million and stockholders' equity of $30.2 million, compared to total assets of $30.0 million and total stockholders' equity of $29.5 million at June 30, 2001.

FOREIGN  CURRENCY

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. As at December 31, 2001, approximately 80% of the Company's cash and cash equivalents were denominated in euros.

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

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Company's annual report on Form 10-K for the fiscial year ended June 30, 2001 for information concerning legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

The Company held its annual meeting of shareholders on December 18, 2001. At the meeting, Michael J. Smith, James Carter, Slobodan Andjic and Simon Law were elected directors of the Company, as follows:




                                                     ABSTENTIONS AND
                     VOTES FOR     VOTES WITHHELD    BROKER NON-VOTES
                     ---------     --------------    ----------------
Michael J. Smith     15,565,337               -                 -
James Carter         15,565,337               -                 -
Slobodan Andjic      15,565,337               -                 -
Simon Law            15,565,337               -                 -




ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        None.

(B)     REPORTS  ON  FORM  8-K

        None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February  13,  2002


                              EURO  TRADE  &  FORFAITING,  INC.

                              By:    /s/  Michael  J.  Smith
                                   -------------------------------------
                                   Michael J. Smith, President and Chief
                                   Executive  Officer