Form 10-Q
period 2002-03-31
EURO TRADE FORFAITING INC
filed 2002-05-15
CIK 1075249

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                        COMMISSION FILE NUMBER 000-26031


                          EURO TRADE & FORFAITING, INC.
             (Exact name of Registrant as specified in its charter)

                   UTAH                                  87-0571580
       (State or other jurisdiction                  (I.R.S.  Employer
     of incorporation or organization)              Identification  No.)

  SUITE 1620, 400 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA, V6C 3A6
                    (Address of principal executive offices)

                                 (604) 683-5767
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.    Yes    X    No
                                                -----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                    Outstanding  at  May  14,  2002
             -----                    -------------------------------

     Common Stock, $0.001                        22,240,724
          par  value


================================================================================

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



                          PART I. FINANCIAL INFORMATION
                                  ---------------------


ITEM  1.  FINANCIAL  STATEMENTS



                          EURO TRADE & FORFAITING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

                                  (UNAUDITED)

                          EURO TRADE & FORFAITING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



                                             MARCH 31, 2002    JUNE 30, 2001
                                             --------------    -------------
                                   ASSETS

Current assets
  Cash and cash equivalents                  $       17,089    $      16,535
  Forfaiting assets                                       1                1
  Investments                                         7,904            7,295
  Note receivable - affiliate                         5,000            5,000
  Interest receivable                                   185              223
  Deposits and other current assets                     421              920
                                             --------------    -------------
                                             $       30,600    $      29,974
                                             ==============    =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Accounts payable and other accrued
    expenses                                 $          864    $         490
                                             --------------    -------------
      Total liabilities                                 864              490

Shareholders' equity
  Common stock                                           22               22
  Additional paid-in capital                         35,139           35,139
  Deficit                                            (5,425)          (5,677)
                                             --------------    -------------
      Total shareholders' equity                     29,736           29,484
                                             --------------    -------------
                                             $       30,600    $      29,974
                                             ==============    =============



  The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                               FOR THE NINE      FOR THE NINE
                                               MONTHS ENDED      MONTHS ENDED
                                               MARCH 31, 2002    MARCH 31, 2001
                                               --------------    --------------
Revenue                                        $        1,145    $         (603)

Expenses
  Interest                                                  -                25
  General and administrative                            1,289             1,481
  Foreign currency transaction losses (gains)            (396)              373
                                               --------------    --------------
                                                          893             1,879
                                               --------------    --------------

Net income (loss)                              $          252    $       (2,482)
                                               ==============    ==============

Basic and diluted earnings (loss) per share    $         0.01    $        (0.12)
                                               ==============    ==============

Weighted average number of common shares
  outstanding (in thousands)                           22,241            21,182
                                               ==============    ==============



   The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                          FOR THE THREE     FOR THE THREE
                                          MONTHS ENDED      MONTHS ENDED
                                          MARCH 31, 2002    MARCH 31, 2001
                                          --------------    --------------
Revenue                                   $          361    $         (626)

Expenses
  General and administrative                         505               402
  Foreign currency transaction losses                289               564
                                          --------------    --------------
                                                     794               966
                                          --------------    --------------

Net loss                                  $         (433)   $       (1,592)
                                          ==============    ==============

Basic and diluted loss per share          $        (0.02)   $        (0.06)
                                          ==============    ==============

Weighted average number of common shares
  outstanding (in thousands)                      22,241            25,310
                                          ==============    ==============



The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



                                                  FOR THE NINE      FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED
                                                  MARCH 31, 2002    MARCH 31, 2001
                                                  --------------    --------------
Cash Flows from Operating Activities
  Net income (loss)                               $          252    $       (2,482)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Investment income (loss)                                (299)            1,177

  Changes in current assets and liabilities:
  Interest receivable                                         38               111
  Forfaiting assets                                            -             3,616
  Accounts payable and other accrued expenses                374               (20)
  Purchase of investments                                 (6,738)           (3,179)
  Proceeds from sale of investments                        6,428               177
  Other                                                      499              (592)
                                                  --------------    --------------
      Net cash provided by (used in)
      operating activities                                   554            (1,192)
                                                  --------------    --------------

Cash Flows from Investing Activities
  Purchase of available for sale securities                    -              (427)
                                                  --------------    --------------
      Net cash used in investing activities                    -              (427)
                                                  --------------    --------------

Cash Flows from Financing Activities
  Loan repayment to banks                                      -            (3,681)
  Change in restricted cash balances                           -             1,139
  Repurchase of common shares                                  -              (500)
  Issuance of common shares and warrants                       -            10,557
                                                  --------------    --------------
      Net cash provided by financing activities                -             7,515
                                                  --------------    --------------

Net increase in cash and cash equivalents                    554             5,896
Cash and cash equivalents, beginning of period            16,535            16,338
                                                  --------------    --------------
Cash and cash equivalents, end of period          $       17,089    $       22,234
                                                  ==============    ==============



   The accompanying notes are an integral part of these financial statements.

                          EURO TRADE & FORFAITING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

Note  1.  Basis  of  Presentation
--------  -----------------------

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

Note  2.  (Loss)  Earnings  Per  Share
--------  ----------------------------

Basic (loss) earnings per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding in the period.

Diluted (loss) earnings per share takes into consideration common shares outstanding (computed under basic (loss) earnings per share) and potentially dilutive common shares. The potentially dilutive common shares did not have an impact on diluted earnings per share for the nine months and three months ended March 31, 2002 and 2001, respectively, because the warrants to purchase common shares were anti-dilutive.

Note  3.  Forfaiting  Assets
--------  ------------------
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

Note  4.  Reclassifications
--------  -----------------

Certain comparative figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the financial condition and results of operation of the Company for the nine month and three month periods ended March 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included in this quarterly report.

Results  of  Operations  -  Nine  Months  Ended  March  31,  2002
-----------------------     -------------------------------------

Revenues for the nine month period ended March 31, 2002 increased to $1.1 million from $(0.6) million for the comparative period of 2001, primarily as a result of an increase in investment income.

Expenses for the nine month period ended March 31, 2002 decreased to $0.9 million from $1.9 million in the comparative period of 2001, primarily as a result of foreign currency transaction gains and reduced forfaiting activities during the current period.

The Company had net income of $0.3 million, or $0.01 per share, for the nine month period ended March 31, 2002, compared to a net loss of $2.5 million, or $0.12 per share, for the comparative period of 2001.

No tax provision has been made for the nine month period ended March 31, 2002, based on expected tax liability for the fiscal year. The Company is subject to the tax laws of both the United Kingdom and the United States.

Results  of  Operations  -  Three  Months  Ended  March  31,  2002
-----------------------     --------------------------------------

Revenues for the three month period ended March 31, 2002 increased to $0.4 million from $(0.6) million for the comparative period of 2001, primarily as a result of an increase in investment income.

Expenses for the three month period ended March 31, 2002 decreased to $0.8 million from $1.0 million for the comparative period of 2001, primarily as a result of reduced foreign currency transaction losses during the current period.

The Company had a net loss of $0.4 million, or $0.02 per share, for the three month period ended March 31, 2002, compared to $1.6 million, or $0.06 per share, for the comparative period of 2001.

No tax provision has been made for the three month period ended March 31, 2002, based on expected tax liability for the fiscal year.

Liquidity  and  Capital  Resources
----------------------------------

The Company had working capital at March 31, 2002 of $29.7 million, compared to $29.5 million at June 30, 2001. Cash and cash equivalents increased to $17.1 million at March 31, 2002 from $16.5 million at June 30, 2001. At March 31, 2002, the Company had total assets of $30.6 million and total shareholders' equity of $29.7 million, compared to total assets of $30.0 million and total shareholders' equity of $29.5 million at June 30, 2001.

Net cash provided by operating activities for the nine month period ended March 31, 2002 was $0.6 million, compared to operating activities using cash of $1.2 million in the same period of 2001. Net purchases of investments used cash of $0.3 million in the current period, compared to $3.0 million in the comparative period of 2001. Forfaiting activities did not provide any cash during the current period, compared to providing cash of $3.6 million in the comparative period of 2001. An increase in accounts payable and accrued expenses provided cash of $0.4 million in the current period, compared to a decrease in same using cash of $20,000 in the comparative period of 2001. A decrease in other current assets provided cash of $0.5 million in the current period, compared to an increase in same using cash of $0.6 million in the comparative period of 2001.

Net cash used in investing activities in the current period was nil compared to $0.4 million in the comparative period of 2001, primarily due to purchases of securities.

Net cash provided by financing activities for the nine month period ended March 31, 2002 was nil, compared to $7.5 million in the same period in 2001, primarily due to the share issuance completed in November 2000.

Foreign  Currency
-----------------

Substantially all of the Company's operations are conducted in international markets and its consolidated financial results are subject to foreign currency exchange rate fluctuations. As at March 31, 2002, approximately 75% of the Company's cash and cash equivalents were denominated in Euros.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET RISK

Reference is made to the Company's annual report on Form 10-K for the year ended June 30, 2001 for information concerning market risk. The Company is of the opinion that there have been no material changes in market risk since June 30, 2001.

                           PART II.  OTHER INFORMATION
                                     -----------------

ITEM  1.  LEGAL  PROCEEDINGS

Reference is made to the Company's annual report of Form 10-K for the fiscal year ended June 30, 2001 for information concerning legal proceedings.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        None.

(b)     Reports  on  Form  8-K

        None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2002


                              EURO  TRADE  &  FORFAITING,  INC.

                              By:   /s/  Michael  J.  Smith
                                 ------------------------------
                                 Michael  J.  Smith
                                 President  and  Chief
                                 Executive  Officer